Form 10KSB
period 1996-03-30
ENVIROQ CORP /DE/
filed 1996-06-26
CIK 937256

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)
    [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)              [Fee Required]
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 30, 1996

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)       [No Fee Required]
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission file number  0-25528
                       ---------

                              ENVIROQ CORPORATION
                 (Name of small business issuer in its charter)

                Delaware                                  59-3290346
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    100 Union Hill Drive, Suite 100
          Birmingham, Alabama                               35209
(Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number: (205) 251-2400
                                              --------------

         Securities registered under Section 12(b) of the Exchange Act:

 Title of each class             Name of each exchange on which registered

         None                                      None
         ----                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                              --------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X     NO
                                     ---        ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of June 20, 1996, the aggregate market value of the voting stock of the Registrant held by non-affiliates could not be determined.

         State issuer's revenues for its most recent fiscal year: $ 1,116,930

         As of June 20, 1996, the Registrant had issued 1,009,377 shares of Common Stock, par value $0.01.

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT: HISTORY.

         Enviroq Corporation, a Delaware corporation (the "Company"), was incorporated on February 9, 1995. At the time of its incorporation, the Company was a wholly-owned subsidiary of a Delaware corporation formerly named Enviroq Corporation ("Old Enviroq"). Prior to April 18, 1995, the Company was named New Enviroq Corporation ("New Enviroq"). On April 18, 1995, Old Enviroq distributed all of the issued and outstanding capital stock of New Enviroq to the holders of the common stock of Old Enviroq (the "Distribution"). Following the Distribution, the Company changed its name from New Enviroq Corporation to Enviroq Corporation. Also following the Distribution, Old Enviroq merged with a subsidiary of Insituform Mid-America, Inc. ("IMA") and changed its name to Insituform Southeast, Inc. ("Insituform Southeast").

         The Company's principal executive office is located at 100 Union Hill Drive, Birmingham, Alabama 35202, and its telephone number is (205) 251-2400. The Company's mailing address is P.O. Box 11169, Birmingham, Alabama 35202.

         BUSINESS OF ISSUER.

         The Company is principally engaged in the development, commercialization, formulation and marketing of spray-applied resinous products, and in the treatment of municipal wastewater biosolids. The Company's operations are conducted primarily through Sprayroq(R), Inc., a Florida corporation of which the Company owns 50% of the outstanding capital stock ("Sprayroq"). The Company also owns 100% of the outstanding capital stock of Synox(R) Corporation, a Delaware corporation ("Synox"). Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials. Synox has been engaged in the research, development and marketing of a process for the treatment of municipal wastewater biosolids. During the fiscal year ended March 30, 1996, management of the Company elected to minimize the activities of Synox and to write off substantially all of the assets of Synox. See "Description of Business -- Background on Operations of Synox Corporation."

         During the fiscal year ended March 30, 1996, all of the income and gross profit of the Company was attributable to the operations of Sprayroq.

         BACKGROUND ON OPERATIONS OF SPRAYROQ, INC.

         Sprayroq, Inc. was organized as a Florida corporation in January, 1991 to be a member of a joint venture to develop, commercialize, manufacture and market technology and know-how relating to the spray application of polyurethane chemicals and additives in the rehabilitation, repair and reconstruction of certain pipes, pipelines, manholes, wetwells, drains and wastewater treatment facilities. The other member of this joint venture was Replico Development Company, Inc., a

Pennsylvania corporation ("Replico"). The Company and Replico each own fifty percent of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as a successor to Old Enviroq), Sprayroq and Replico (the "Stockholder Agreement"), the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. In March, 1992, Replico contributed all of its rights and interests in the joint venture to Sprayroq in exchange for 50% of the outstanding common stock of Sprayroq. At this same time, Sprayroq assumed all of the obligations of the joint venture, including the payment obligations of the joint venture pursuant to a promissory note dated March 25, 1992 from the joint venture to the Company in the principal amount of $181,143.29. The Stockholder Agreement also provides that the stockholders of Sprayroq may make loans to Sprayroq for legitimate business purposes.

         Since its organization, Sprayroq has engaged in the development, commercialization, formation and marketing of spray-applied resinous materials. At the present time, Sprayroq has developed two products; SprayWall(R) and SprayShield(R). Sprayroq has entered into licensing agreements with six installers to provide for the promotion, sale and installation of SprayWall, and two installers for the promotion, sale and installation of SprayShield. Both SprayWall and SprayShield have significant corrosion and abrasion resistance. SprayWall is a spray-applied resinous material that can achieve structural strength and is relatively rigid. SprayWall was initially developed to be utilized for the reconstruction of manholes. Other SprayWall applications include the reconstruction of vaults, underground tanks, as a corrosion resistant lining for underground pipe, etc. SprayShield is a pliable, spray-applied elastomeric material for waterproofing use in flumes and tanks, and has also been installed in truck beds of truck trailers for containment of potential spillage, during shipment, of hazardous materials. Other uses of SprayShield include installation inside the bodies of dump trucks to reduce damage from abrasion.

         Sprayroq was organized with minimum capital, and has obtained operating funds primarily from the Company. To date, the Company has made loans to Sprayroq to fund the working capital needs of Sprayroq in the aggregate amount of approximately $750,539. Of this amount, $547,219 was loaned by the Company pursuant to written promissory notes made by Sprayroq to the Company (collectively, the "Sprayroq Notes"). The Sprayroq Notes became due on April 1, 1995. At a meeting of the board of directors of Sprayroq held April 16, 1996, William J. Long, President and Chief Executive Officer of both the Company and Sprayroq, advised the board of directors of Sprayroq of the determination of the board of directors of the Company that these advances from the Company to Sprayroq were mature and must be repaid promptly. On June 14, 1996, the Company again notified Sprayroq that these outstanding advances were due and payable and the Company requested payment of these advances, together with accrued interest, by July 15, 1996. In this notification to Sprayroq, the Company indicated that, if Sprayroq is unable to repay these outstanding advances by July 15, 1996, it would allow additional time for Sprayroq to repay such advances. The Company further indicated, however, that in any event it expected repayment of these advances, together with accrued interest thereon, not later than 90 days from June 14, 1996. In his letter dated June 18, 1996, Donald W. Hedges, Chairman of Sprayroq, questioned the corporate authorization of these advances on the part of Sprayroq and suggested that Sprayroq may obtain independent legal advice regarding the obligation of Sprayroq to repay the advances made by the Company to Sprayroq. In earlier letters with respect to Mr. Hedges' suggestion that the Company purchase all of the shares of Sprayroq owned by Replico, Mr. Hedges also alleged that the Company, by seeking repayment of these advances, may have caused irreparable harm to Sprayroq and that the Company, and certain of its officers and directors, may have a conflict of interest with respect to these matters.


         BACKGROUND ON OPERATIONS OF SYNOX CORPORATION.

         The focus of the municipal wastewater treatment industry over the past 20 years has been to meet stricter effluent discharge standards by achieving higher levels of wastewater treatment. One of the primary goals of wastewater treatment is the removal from the wastewater of suspended solids and nutrients. Typically, a municipal wastewater treatment plant concentrates the solids generated by this removal into a slurry or sludge which is still essentially liquid, but which contains approximately 2%-6% solids by weight (known in the industry and referred to hereafter as "biosolids").

         Synox was organized as a Delaware corporation in May, 1986, and was acquired by the Company on September 30, 1991. Synox has licensed a process for the treatment of municipal wastewater biosolids (the "Synox Process(R)"), and other related processes for producing and managing usable end products from wastewater biosolids. The intellectual property and know-how underlying the Synox Process is licensed to Synox by Long Enterprises, Inc., an Alabama corporation controlled by Charles A. Long, Jr., a Director of the Company and the father of William J. Long, the President, Chief Executive Officer and a Director of the Company ("Long Enterprises"). The Synox Process utilizes ozone along with supplemental physical and chemical treatment steps to disinfect, deodorize and thicken municipal wastewater biosolids. Dewatering and pelletizing techniques developed by Synox combine treated biosolids with other recyclable materials to yield an end-product that has the potential to be used as a soil amendment or burned as a fuel.

         The research and development activities of Synox have included the creation of a mobile pilot testing unit, as well as efforts to achieve processes that meet the highest treatment standards of the U.S. Environmental Protection Agency (the "EPA"). Such processes are known as Processes that Further Reduce Pathogens ("PFRP"). Synox also invested approximately $995,000 in the design and construction of a full scale demonstration plant located in Jacksonville, Florida.

         As a result of the lack of activity in the markets addressed by the Synox Process, the Company elected, during fiscal year 1996, to reduce substantially the operations at Synox in order to minimize expense. The two full-time employees of Synox were terminated and the full scale demonstration plant of Synox and the Synox Process located in Jacksonville, Florida was closed. Substantially all of the assets of Synox have been written off during fiscal year 1996. Nevertheless, management of the Company believes that the Synox Process may become valuable in the future, provided that, among other factors, a full implementation and vigorous enforcement of the existing EPA Regulations is realized; funding becomes available to municipalities to enable municipalities to implement processes such as the Synox Process; the Synox Process, at such time in the future, is competitive and viable; and, at such time in the future, the beneficial use of Class A biosolids is generally accepted.

         The Synox Process.

         The Synox Process for treating municipal wastewater biosolids is a four step process: (1) conditioning, (2) ozonation, (3) thickening, and (4) nitrite disinfection. Processing begins with raw biosolids pumped into a conditioning tank. In this tank, sulfuric acid is mixed with the biosolids to lower the Ph of the biosolids. The conditioning step can also include adjusting the thickness of the biosolids and heating the biosolids if necessary. The conditioned biosolids are then pumped into the Synox vessel for ozonation.

         The Synox vessel is designed to facilitate mixing the biosolids with an ozone rich gas. This is achieved by constantly recirculating and dispersing the biosolids through the vessel while injecting an ozone rich gas into the biosolids and operating the system under pressure. The ozone rich gas is produced by passing oxygen through an ozone generator. The ozonation step takes about 60 minutes and deodorizes and partially disinfects the biosolids.

         After ozonation, the biosolids are transferred to a separation tank. In this tank, the biosolids are thickened by flotation as gas dissolved into the biosolids under pressure is released from solution at atmospheric pressure. Additional thickening may be required. In the final processing step, further disinfection is achieved in about 10 hours by adding sodium nitrite to the thickened biosolids. The Synox Process yields a deodorized, thickened and disinfected end-product.

         Management believes that the Synox Process has relatively moderate capital and operating costs; generally higher than alkaline processes and lower than composing and heat drying processes. The system can be accommodated in a relatively small space. Proper operation of the Synox Process is relatively easy to control and document, does not generate odors and yields an end-product free from putrid odors, which, according to the existing regulations promulgated by the EPA (the "EPA Regulations"), can be beneficially reused either agriculturally or as a fuel. The Synox Process does not make biosolids chemically stable for long-term storage, and the Synox Process must be preceded or followed by a volatile solids reducing process or followed by a dewatering process if long-term storage is required.

         The Synox Process is relatively fast, achieving Class-A treatment in less than a day. Other processes may require from several days to several weeks. Unlike most other processes, Synox treats biosolids in liquid form and does not require an odor-causing dewatering step prior to treatment. In addition, the Synox in-vessel process is designed to provide for pathogen kill and to control objectionable odors.

         In March of 1993, the Company received notification from the EPA that a committee of the EPA has recommended PFRP equivalency for the Synox Process, which means that the Synox Process achieves the EPA's "Class-A" standard of treatment of municipal wastewater biosolids

(sludge). Under the EPA Regulations, the EPA has reserved the "Class-A" designation for those processes that can achieve the highest standards of treatment, allowing beneficial re-use of biosolids with minimal regulation. The Company believes that the patented Synox Process is the only "Class-A" designated process that treats biosolids in a liquid form, is non-biological and does not require heat or the addition of alkaline materials for disinfection, resulting in several important advantages.

         EPA REGULATIONS.

         The treatment and disposal of municipal biosolids are regulated by the EPA, under authority of Section 405(d) of the Clean Water Act, as amended (the "CWA"). On February 19, 1993, the EPA published new regulations relating to the treatment, disposal and usage of biosolids. These new regulations were, the Company believes, the result of a major effort by the EPA to develop regulations containing guidelines for the use and disposal of biosolids, including standards that are intended to adequately protect public health and the environment from reasonably anticipated adverse effects from the use and disposal of biosolids. These regulations contain provisions generally to set standards and/or guidelines for the disinfection and subsequent use or disposal of municipal wastewater biosolids, and which regulate the treatment, disposal and utilization of sewage biosolids. These regulations govern three biosolids use and disposal practices: land application, surface disposal, and incineration. The regulations are implemented through permits issued by appropriate state authorities and/or the EPA to each plant or facility treating or otherwise handling municipal biosolids.

         Current EPA Regulations impose standards for the reduction of pathogens (disinfection) and attraction of disease vectors (rodents, flies, etc.). These standards apply to publicly and privately owned treatment works that generate or treat domestic sewage biosolids, as well as to any person who uses or disposes of sewage biosolids from such treatment works.

         The EPA has also set performance standards for owners and operators of sewage treatment works. The pathogen reduction standards set forth in the EPA Regulations classify three levels of sewage treatment. Class A treatment reduces the level of pathogenic organisms to below detectable limits. Class B and C treatment levels require restricted access and restricted use of lands upon which Class B or C sewage biosolids are applied for specific periods.

         Under the EPA Regulations, the EPA also requires owners and operators to reduce vector attraction. These standards require the elimination of odors, moisture, and other characteristics of sewage biosolids that attract disease vectors, such as rodents, flies and mosquitoes.

         Under existing EPA Regulations, unlike regulations in place prior to February 19, 1993, a specific level of treatment performance is required. Specific indicators must be monitored regularly by sewage treatment works and corresponding reports must be filed, certifying that a particular level of treatment has been achieved. The Company believes that these performance standards, combined with restrictive permitting requirements governing the utilization of Class B or C biosolids in the most populous states, may eventually encourage owners and operators of sewage biosolids treatment works to favor Class A capable processes. Unlike the regulations in place prior to February 19, 1993, existing EPA Regulations measure the effectiveness of the treatment method itself, rather than simply requiring owners and operators to have in place the necessary process equipment and procedures to provide a desired level of treatment. In addition, owners and operators are now subject to fines and other sanctions in the event that a permitted performance standard is not achieved. Further, owners and operators must still meet other federal, state, and local regulations for the treatment, disposal, and utilization of sewage biosolids.

         Management has observed that, to date, the adoption by the EPA of its new regulations on February 19, 1993 has not resulted in a meaningful increase in the sales of biosolids equipment. Management believes that this lack of market activity is primarily the result of a lack of funding for improvements, required by the new regulations, to municipal treatment works. Management also believes that full implementation and vigorous enforcement of the new regulations must be realized before a potential market for the Synox Process may be developed. There can be no assurance, however, that vigorous regulatory enforcement will occur or will lead to a developed market for the Synox Process or otherwise benefit Synox or the Company. Management of the Company has seen a trend towards a general reduction in emphasis (primarily politically) in these regulations which could adversely impact any future value of the Synox Process.


         SALES AND MARKETING.

         The Company's organization includes operations for sales and marketing. At the present time, Synox Corporation relies on the senior officers of the Company to coordinate sales activities with independent sales representatives throughout the United States. Sprayroq Corporation employs one salesperson to coordinate activities among Sprayroq's licensees and to secure new licensees. From time to time, the Company's senior officers and directors also participate in sales and marketing of the Company's products and services.

         Both Synox and Sprayroq conduct marketing activities, including: (i) identifying new markets and market strategies, trade shows, advertising, direct mail, news releases, and other promotional activities; (ii) brochures, video, and slide presentations; and (iii) other sales aids and investor relations. Sales and marketing activities are directed to potential licensees, engineers (both in the municipal and industrial sectors), public works officials, consulting engineers, mayors, and other public officials to introduce them to, and educate them about, the products and services offered by the Company.


         CUSTOMERS.

         Sprayroq's sales are almost exclusively to its six licensees. The majority of Sprayroq's revenues are derived from the sale of resinous materials, principally SprayWall and SprayShield. Additional revenues are derived from fees arising out of license agreements, along with related sales of equipment. These licensees market, sell and install Sprayroq products primarily to municipal and industrial customers. Synox Corporation currently has no customers.


         MARKETS.

         Sprayroq.

         Sprayroq currently intends to continue to market its products though its licensed installers and to continue to attempt to obtain additional licensees for the current Sprayroq products. If additional products are developed by Sprayroq, such products may be marketed through existing or new licensed installers. Since Sprayroq products may be utilized in various ways by various industries, existing licensed installers may or may not be appropriate to market certain new Sprayroq products. Depending upon the background and expertise of any particular licensed installer, Sprayroq may elect to allow that licensee to market new products, elect to find another organization which is more suitable, or pursue the marketing of the product directly.

         The Company believes that the market for spray-applied resinous materials is large. Any municipality and any larger industrial plant are among potential customers for Sprayroq products. In addition, the Company has identified significant potential markets in the lining of truck beds, containment vessels and/or structures and subterraneous vaults.


         Synox.

         Management believes that there are over 16,000 publicly owned treatment works ("POTW") in the United States. Over 90% of these plants treat less than 1 million gallons of wastewater per day ("MGD") and are likely to be too small to require a biosolids treatment alternative like the Synox Process. Synox believes its market is primarily the municipalities which operate approximately 1,000 POTW treating more than 5 MGD. These 1,000 POTW process about 70% of the 30,000 MGD of wastewater treated each day in the United States and generate about 70% of the biosolids.

         With these 1,000 POTW, the same distribution pattern in relation to plant size holds true; that is, there are relatively few very large plants (less than 100 POTW process more than 50 MGD) and many small and medium-sized plants. The average size of these 1,000 POTW is about 20 MGD, and the median size is approximately 10 MGD.

         The Company believes that, over the next few years, if existing regulations governing the treatment and disposal of biosolids are vigorously enforced and if the required capital is located to fund necessary improvements, increased wastewater flow and more efficient wastewater treatment (which generates more biosolids) may encourage require many of these plants to change or upgrade their biosolids treatment processes. At the present time, however, such regulations are not being vigorously enforced and, therefore, are having little impact on the market. Consequently, no assurance can be given that vigorous regulatory enforcement will occur or that it will positively effect Synox or the Company. See "Description of Business -- Background on Operations of Synox Corporation."


         COMPETITION.

         Sprayroq.

         Competition for Sprayroq is either direct, from companies marketing similar resin products, or more indirect, from other techniques and technologies which accomplish similar results in a different manner. Other companies provide resin materials which may be spray-applied, or are similar but which are applied in a different manner, or are not similar but which provide similar results.

         The SprayWall product was developed specifically for use in the reconstruction of manholes and related structures. Management is unaware of any product that offers a similar combination of spray application of polyurethanes, long-term structural performance, and high resistance to corrosion. There are, however, a number of products which are utilized in the refurbishment or reconstruction of manholes. Many of these products are less expensive and offer viable competition.

         The Company is also aware of other products which exhibit certain of the qualities of SprayShield. The Company believes that SprayShield has significant adhesive qualities combined with corrosion and abrasion resistance. Various paints and thin coatings are available that are easily spray-applied and offer corrosion protection. The Company is aware of other products which offer similar abrasion resistance, but is unaware, however, of any product which offers all of the qualities of SprayShield.

         The development of products utilizing urethane, polyesters, and epoxies is growing rapidly, with the announcement of new products occurring frequently. Sprayroq's products are not patented and are protected only to the extent offered as know-how and trade secrets. There can be no assurance that other competitors will not develop products similar or superior to those of Sprayroq.

         Management is aware of other processes which may become significant future competitors of the Company's products. Among such processes are those that involve techniques based on in-pipe curing or spray-applied lining. In addition, there are other types and methods of applied linings and coatings which are competitive to the Company's products, particularly in the lining of manholes.


         Synox.

         Synox faces competition from a number of suppliers employing more traditional and well-known and accepted methods of wastewater biosolids treatment. All biosolids treatment processes, including the Synox Process, have strengths and weaknesses and no one process is the best choice in all situations. Competing biosolids treatment processes include alkaline stabilization/fixation, heat drying/pelletizing, and composting. For some potential customers, more conventional treatment methods will be adequate. There are a number of companies marketing specific technologies that offer many of the same advantages as the Synox Process over conventional wastewater biosolids treatment techniques. Many of these companies employ techniques that may produce soil amendment products or fuel from the treated biosolids. These companies, which are well established and better financed than Synox, constitute substantial, direct competition for Synox. See "Description of Business -- Background on Operations of Synox Corporation."

         PATENTS AND LICENSES.

         Sprayroq.

         Sprayroq currently has not pursued patents for its products. Management believes that the formulations of the SprayWall and SprayShield products are proprietary to Sprayroq and are protected as know-how and trade secrets. Sprayroq has licensed the formulation of the SprayWall product to Mitsui Chemical and Toa Grout, Inc. of Japan.


         Synox.

         Synox is the exclusive licensee under a license agreement dated May 27, 1986, as amended on May 16, 1991 and October 5, 1994, between Synox and Long Enterprises (the "License Agreement"), pursuant to which Synox has obtained rights to six U.S. patents relating to the Synox Process.

         The patents and patent applications covered by the License Agreement, and their expiration dates are listed below:


Number           Name         Description                           Expiration
- - ------------------------------------------------------------------------------------
4,487,699        Long         Sewage Biosolids Treatment            Dec. 11, 2001
                              Apparatus and Process

4,582,612        Long         Improved Sewage Biosolids             Apr. 15, 2003
                              Treatment Apparatus

4,659,464        Long         Apparatus for Dispersing              Apr. 21, 2004
                              Biosolids With Gas Impingement

4,695,388        Long         Apparatus and Process for             Sept. 22, 2004
                              Rapid Sewage Biosolids Separation

4,936,983        Long         Sewage Biosolids Treatment            June 26, 2007
                              with Gas Injection

5,147,563        Long         Improved Sewage Sludge Treatment      Sept. 29, 2009
                              With Gas Injection

         The License Agreement extends to the states of Maryland, Delaware, Virginia, West Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Kentucky, Tennessee, California, Texas, Arizona, New Mexico and the District of Columbia. Long Enterprises has also granted Synox an option to extend the territory under the License Agreement to include the entire United States, its possessions and Puerto Rico. This option may be exercised in its entirety by payment by the Company to Long Enterprises of an exercise fee of $500,000. Alternatively, Synox may exercise the option only with respect to the Northeast Territory (consisting of New Jersey, New York, Massachusetts, Connecticut, Rhode Island, Vermont, New Hampshire and Maine) for an exercise payment of $137,522.72; or with respect to the West Central Territory (consisting of Washington, Oregon, Nevada, Idaho, Utah, Montana, Wyoming, Colorado, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Arkansas, Louisiana, Mississippi, Wisconsin, Illinois, Michigan, Indiana, Ohio, Pennsylvania, Hawaii, Alaska and the possessions of the United States) for an exercise payment of $362,477.28.

         This option will expire on December 31, 1997. Long Enterprises has agreed to allow Synox to market the Synox Process in the extended territory without exercising its option with the understanding that, upon any sale pursuant to the License Agreement, Synox would exercise its option on the extended territory. The License Agreement expires on June 26, 2007, or the later date of termination of the last to expire of any patent issued pursuant to the patent applications and continuations in part relating to the subject matter of the License Agreement in existence on May 16, 1991, and thereafter prosecuted by the licensor or its assignor, Charles A. Long, Jr. (the "Long License Expiration").

         Royalties under the License Agreement are 4% of the total contract value of the Synox Process installation (which begins with a storage unit for thickened biosolids and ends with biosolids thickening and chemical contact), less allowable deductions, such as the building, site preparation, paving, land and landscape.

         Minimum annual royalties (based on retaining the previously listed 15 states) are due each January 1, beginning January 1, 1995, for the ensuing calendar year through the Long License Expiration, according to the following schedule:


         Date Due                                                 Amount
         ---------------------------------------------------------------
         January 1, 1995                                     $ 45,167.76
         January 1, 1996                                     $      0.00
         January 1, 1997                                     $ 90,335.51
         January 1, 1998                                     $180,671.02
         January 2, 1999                                     $180,671.02
         January 1, 2000, and on each January 1
         through Long License Expiration                     $225,838.77

         Minimum annual royalties will be increased if Synox exercises the option to extend its territory, based on a formula which takes into account the population (based on a 1980 Census) of the additional territory. The minimum annual royalty payment due on January 1, 1995 was paid.


         SUPPLIERS.

         The Company purchases raw materials and other supplies from a variety of sources and is not dependent upon any one source. While Sprayroq does utilize a third party to blend its products, other companies provide similar blending services. In addition, Sprayroq has performed such blending in the past and would be able to resume blending quickly, if required.

         OPERATIONAL RISKS AND INSURANCE.

         To cover various insurable risks, the Company has in force $2,000,000 in general liability insurance ($1,000,000 per occurrence), $1,000,000 in automobile liability insurance, and $1,000,000 in "umbrella" coverage. In addition, the Company carries various property coverages and worker's compensation policies as required by each jurisdiction in which it does business.

         At the present time, Sprayroq's products are characterized as polyurethanes and utilize several chemicals, including diisocyanates. Diisocyanates have been in general use for many years, in many applications including automobile parts, insulation, floor coverings, and roofing. Guidelines regarding the use diisocyanages were published by the U.S. Department of Health, Education and Welfare, Public Health Service, Center for Disease Control, and National Institute for Occupational Safety and Health (NIOSH) in September, 1978. Additional documentation regarding recommended precautions and procedures to be used with such chemicals has been provided by the supplier of the chemicals, and Sprayroq instructs all licensees to follow the procedures set forth in this documentation. Sprayroq's supplier reports that diisocyanates and other such chemicals have been in general use for more than fifty years, and that the issues relating to their safe use are well known. There can be no assurance, however, that NIOSH or other regulatory organizations, governmental agencies, etc. might, in the future, determine that such chemicals are hazardous or otherwise harmful, or might otherwise regulate or prevent their use.

         Sprayroq's licensee in Denmark has reported that the spraying of diisocyanates in a confined space is not allowed according to a regulatory agency of the Danish government. The management of Sprayroq is not aware of any other similar prohibition of the use of diisocyanates in other countries. While the management of Sprayroq believes that the objections of the Danish regulatory agency will eventually be overcome, there can be no assurance that such objection will not persist, nor can assurance be given that similar objections will not in the future in other countries, geographical and/or political divisions.

         EQUIPMENT.

         The Company owns or leases a number of trailers, vans, and other equipment which are necessary to the operations of the Company.

         RESEARCH AND DEVELOPMENT.

         The Company engages in research and development ("R&D") efforts to develop new products, improve existing products, reduce its costs and expand potential applications. The Company incurred R&D expenses with respect to Synox and Sprayroq of approximately $28,000 in the year ended March 30, 1996, $264,000 in the year ended March 25, 1995, and $389,000 in the year ended March 26, 1994.


         EMPLOYEES.

         As of June 20, 1996, the Company had five full-time employees and two part-time employees.


 ITEM 2.         PROPERTIES

         (a) The Company owns approximately 10.6 acres of real estate adjacent to Old

Enviroq's facilities at 11511 Phillips Highway South in Jacksonville, Florida. At the present time, this acreage is undeveloped and is zoned industrial light and light industrial. The Company currently has no plans to improve or develop the property and has advertised the property for sale.

         The Company leases, on a month-to-month basis, approximately 400 square feet of office space located at 100 Union Hill Drive, Birmingham, Alabama 35202. This leased space serves as the principal executive offices of the Company. The Company believes that these executive offices are marginally adequate for the conduct of the business of the Company and expects to relocate to a location offering additional space during the early part of fiscal year 1997. The Company also leases, on a month-to-month basis, approximately 200 square feet of office space and three mobile trailers which serve as production facilities for Sprayroq located at Old Enviroq's facilities at 11511 Phillips Highway South, Jacksonville, Florida. The Company's Birmingham offices are leased from Market Potential, Inc. for a monthly rental of approximately $250, and the Jacksonville facilities are leased by the Company from Insituform Southeast for an aggregate monthly rental of $600. Due to the month-to-month nature of these leases, no assurance can be given that the Company will be able to continue to occupy these offices and facilities or that, if such leases are terminated, the Company could lease similar office space and production facilities without significantly increasing the Company's monthly lease payments.

         The Company also owns certain equipment, fixtures and other personal property located on real property owned by the city of Jacksonville, Florida. This personal property was used in connection with a full-scale demonstration plant for the Synox Process. The Company anticipates removing this facility during the fiscal year ending March, 1997.

         (b) The Company does not typically invest in real estate, real estate mortgages or related securities. There is no policy of the Company which places restrictions or limitations on the percentage of assets which may be invested or the type of investment, and this policy may be changed without the vote of the Company's shareholders. It is not the policy of the Company to acquire assets primarily for possible capital gain or primarily for income.

         The Company believes that the foregoing properties are adequately insured.


ITEM 3.         LEGAL PROCEEDINGS

         The Company is involved, from time to time, in various legal proceedings incidental to the conduct of its business. The Company is not currently engaged in any legal proceedings that are presently expected to have a material adverse effect on the Company.

         The Company filed suit (the "Lawsuit") against Insituform Mid-America, Inc. on August 1, 1995 in the Circuit Court of Jefferson County, Alabama (the "Court") to enforce the Company's rights under the Subordinated Promissory Note issued by IMA to the Company on April 12, 1995 (the "Note"). In the Lawsuit, the Company alleged that the entire principal balance of the Note was accelerated and due and payable immediately as a result of the failure of IMA to make the first interest payment due under the Note to the Company on a timely basis. Also, in the Lawsuit, IMA asserted that it may be entitled to set-off certain amounts against the Note and a related consulting agreement between the parties dated April 18, 1995 (the "Consulting Agreement"). On November 16, 1995, a non-final summary judgment order was entered by the Court in favor of the Company against IMA in the amount of $3,101,109.45. In this order, the Court directed IMA to assert any claims of set-off which IMA might have against the Company. As directed by the Court, IMA filed an Answer and Counterclaim on December 18, 1995 which, among other things, asserted set-off claims, on its on behalf and on behalf of its subsidiary, for certain expenses allegedly owed to its subsidiary (alleged by IMA to total approximately $913,000). IMA also asserted that the Company had breached the Note by enforcing the Note at the time that the Company did, and, therefore, that the Company was required to indemnify IMA pursuant to the Merger Agreement dated April 18, 1995, between the Company, IMA and certain other parties (the "Merger Agreement") for any damages which might have resulted from the alleged breach. On March 12, 1996, the Company and IMA executed an agreement (the "Settlement Agreement") to settle all claims and counterclaims made, or that could have been made, by the parties in the Lawsuit. The Company received $3,335,000 as payment in full under the Settlement Agreement, which includes the Note and the Consulting Agreement. In the Settlement Agreement, the Company released IMA and Insituform Technologies, Inc. ("ITI"), subject to limited exceptions, from all claims that the Company had or may have had or may have against IMA or ITI arising out of the Note or the Merger Agreement, and claims that were or could have been asserted by the Company in the Lawsuit. In the Settlement Agreement, IMA and ITI released the Company, subject to limited exceptions, from all claims that they had or may have had or may have against the Company arising out of the Note or the Merger Agreement, including any claim with respect to the Expense Deficit (as defined in the Merger Agreement) and claims that were or could have been asserted by IMA or ITI in the Lawsuit. The Settlement Agreement also provided for the dismissal, with prejudice, of the Lawsuit and the associated non-final order of summary judgment entered by the Court on November 16, 1995.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the period covered by this Item 4.


                                    PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company does not currently trade on any established exchange or trading market. Consequently, there are no trading prices per share of common stock. Management is pursuing the possibility that the common stock of the Company might be traded the NASDAQ Small Cap market, or on the "Bulletin Board" and in the "Pink Sheets."

         There were 373 shareholders of record as of June 20, 1996, which number does not include shareholders whose shares were held of record by brokers, but does include each brokerage firm holding stock as a nominee.

         The Company has not paid any cash dividends on its common stock since its organization, and currently intends to retain any earnings of the Company for the Company's operations and the expansion of its business. Other than state corporate law limitations, there are no restrictions on the Company's ability to pay dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.


         RESULTS OF OPERATIONS.

         Revenue.

         Revenues for the fiscal year ended March 30, 1996 were approximately $1,116,000 as compared to approximately $216,000 for fiscal year 1995, an increase of 417%. The increase in revenue for fiscal year 1996 was primarily attributable to increased sales of resin equal to approximately $819,000 by Sprayroq, fees relating to two licenses by Sprayroq equal to $140,000, and additional revenue arising from the sale of equipment, spare parts, training, etc. by Sprayroq equal to approximately $157,000 during fiscal 1996.

         Gross Profit.

         For fiscal year 1996, the Company's gross profit margin was 37%, as compared to 3% for fiscal year 1995. The increased gross profit margin over fiscal year 1995 is due primarily to the increase in resin sales by Sprayroq and fees relating of two licenses by Sprayroq during fiscal 1996.

         Selling, General and Administrative Expenses.

         Selling, General and Administrative expenses ("S,G&A") for fiscal year 1996 were approximately $931,000 as compared to approximately $1,035,000 for fiscal year 1995, a decrease of 10%. The decrease in S,G&A for fiscal year 1996 as compared to fiscal year 1995 is primarily attributable to reductions in expenses related to Synox.

         Net Income/(Loss).

         For the fiscal year ended March 30, 1996, the Company had net income of approximately $1,068,000, as compared to a net loss of approximately $762,000 for the fiscal year ended March 25, 1995. The increase in net income is primarily attributable to the settlement of a lawsuit with IMA, the significant improvement in the revenues and income at Sprayroq, and the reduction in S, G&
A. Net income was significantly reduced as a result of the writedown of substantially all of the assets of Synox. The total amount of these writedowns was approximately $1,331,000.

         Financial Condition.

         Total assets, stockholders' equity, and working capital increased during fiscal year 1996, as compared to a decrease during fiscal year 1995. The increase during fiscal year 1996 was primarily the result of the settlement of the Company's lawsuit with IMA, as well as the increase in net income, while the decrease during fiscal year 1995 was primarily the result of the net losses sustained by Synox and Sprayroq.

         At March 30, 1996, the Company had approximately $2,705,000 in working capital and a current ratio of 3.22-to-1 as compared to working capital of approximately $631,000 in working capital and a current ratio of 14.8-to-1 at March 25, 1995.

         The Company's cash and cash equivalents totaled approximately $3,629,000 at March 30, 1996. The Company provided approximately $3,098,000 in cash in operating activities in fiscal year 1996 as compared to cash used in operating activities of approximately $516,000 in fiscal year 1995, a increase of approximately $3,614,000. Cash in the amount of approximately $26,000 was provided by investing activities in fiscal year 1996 as compared to cash provided by investing activities of $500,000 in fiscal year 1995.

         In fiscal years 1996 and 1995, approximately $44,000 and $1,000, respectively, was expended for capital assets.

         Depreciation and amortization expense was approximately $179,000 in fiscal year 1996 and approximately $177,000 in fiscal year 1995. During fiscal year 1996, the Company elected to write off certain assets of Synox, resulting in an impairment of long-term assets of approximately $1,331,000. Net fixed assets were approximately $334,000 at the end of fiscal year 1996, as compared to approximately $1,153,000 at the end of fiscal year 1995, a decrease of 71%. This decrease is primarily attributable the substantial writedown of assets at Synox, along with the accumulated depreciation offsetting the purchase of equipment.

         The Company does not believe that there is any appreciable seasonal impact on the business of the Company, although extreme cold weather may impair installation of spray-applied materials, which may result in decreased resin sales by Sprayroq.

         The Company's undeveloped property in Jacksonville, Florida (approximately 10.6 acres) is currently being offered for sale, which may result in an increase in the Company's cash.

         The Company accrued $517,000 for organizational costs relating to expenses which were incurred in connection with the Merger Agreement dated April 18, 1995, between the Company, IMA and certain other parties. This liability was eliminated pursuant to the terms of the Settlement Agreement.

         Other than normal trade accounts payable, taxes and normal accrued expenses incurred in the ordinary course of business, the Company is not currently aware of other material commitments.

         Operating cash flow combined with available cash are currently expected to provide resources for the Company's working capital needs for the foreseeable future. To the extent that the Company is not able to meet its financial goals, however, the Company's revenues may not be sufficient to satisfy the Company's working capital needs. Consequently, no assurance can be given that the Company's revenues will be sufficient to adequately fund the Company's future working capital requirements.

         The operating results and financial statements of the Company include all of the operating results of Sprayroq, without discount or reduction based upon the fact that the Company owns 50% of the outstanding capital stock of Sprayroq.

ITEM 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-12 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Executive officers and directors of the Company as of the date hereof are as follows:

                                                   DIRECTOR         POSITIONS WITH
         NAME                             AGE      SINCE            THE COMPANY
         ----                             ---      -----            -----------
         Antonio M. Marinelli              76      1995             Chairman of the Board
                                                                    and Director

         William J. Long                   44      1995             President, Chief Executive
                                                                    Officer and Director

         Orlando M. Marinelli              71      1995             Vice President, Secretary-
                                                                    Treasurer and Director

         Charles A. Long, Jr.              68      1995             Director

         Michael X. Marinelli              37      1995             Director

         W. T. Goodloe Rutland             69      1995             Director

         Alexander P. Zechella             75      1995             Director

         Antonio M. Marinelli has been Chairman of the Board and a Director of the Company since April 1995. Prior to April 1995, Mr. Marinelli had been Chairman of the Board of Old Enviroq since 1981. Mr. Marinelli is, and has been for over five years, Vice Chairman of the Board and a Director of Intercounty Construction Company of Florida, Inc. ("Intercounty"), a heavy construction contractor and a wholly-owned subsidiary of Micam Industries, Inc. ("Micam").

         William J. Long has been President, Chief Executive Officer and a Director of the Company since April 1995. Prior to April 1995, Mr. Long had been Vice President-Marketing and a Director of Old Enviroq since October 1984. Since May 25, 1995, Mr. Long has been Chairman of the Board and a Director of Sullivan, Long & Hagerty, an Alabama corporation ("SLH"), a heavy construction contractor, which is the parent of SCE, Incorporated, an Alabama corporation ("SCE"), a heavy construction contractor. Prior to October, 1995, Mr. Long had been Chief Executive Office of SCE and SLH. Prior to May 25, 1995, Mr. Long had been a Director and Senior Vice President of SCE, and a Director and Senior Vice President of SLH, for over five years.

         Orlando M. Marinelli has been Secretary-Treasure of the Company since April, 1996, and has been Vice President and a Director of the Company since April 1995. Prior to April 1995, Mr. Marinelli had served as Vice President and a Director of Old Enviroq since October 1981. He has served as Chairman of the Board of Intercounty for more than the last five years.

         Charles A. Long, Jr., has been a Director of the Company since April 1995. Prior to April, 1996, Mr. Long had served as Secretary-Treasurer of the Company. Prior to April 1995, Mr. Long had served as Secretary-Treasurer and a Director of Old Enviroq since October 1981. Prior to May 25, 1995, Mr. Long also served since 1970 as the Chairman of the Board and Chief Executive Officer of SCE and SLH and is currently a director of both SCE and SLH.

         Michael X. Marinelli is an associate with the Washington, D.C. law firm of Baker & Botts. He graduated from Catholic University Law School in 1989. Mr. Marinelli served as Assistant Secretary of the Company from January 1987 to July 1987. He served as Special Assistant to the General Manager of Insituform East, Inc., from February 1986 to August 1986. From October 1985 to February 1986, Mr. Marinelli served as assistant to the President of the Company, and from October 1984 to October 1985, he was a sales representative for the Company. He has served as a Director of the Company since April 1995. Prior to April 1995, he had served as a Director of Old Enviroq since October 1984.

         W. T. Goodloe Rutland served as Chairman of the Board of Directors, President, Treasurer, and Chief Executive Officer of SouthTrust Mortgage Corporation, a mortgage banking firm, from May 1975 until his retirement in June 1982. Since June 1982, Mr. Rutland has been engaged in the management of personal investments and real estate development. He has served as a Director of the Company since April 1995. Prior to April 1995, he served as a Director of Old Enviroq since April 1987.

         Alexander P. Zechella served from September 1983 to April 1984, as Chairman of Charter Oil Company and Executive Vice President of The Charter Company ("Charter"). From April 1984 until his retirement in December, 1985 Mr. Zechella served as President, Chief Executive Officer, and Chief Operating Officer of Charter. In April 1984, Charter and certain of its subsidiaries, including Charter Oil, filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1986, a plan of reorganization was confirmed by the bankruptcy court for Charter and certain of its subsidiaries, including Charter Oil. In March 1987, the plans of reorganization for Charter and certain of its subsidiaries, including Charter Oil, were implemented and such entities were discharged from bankruptcy. Mr. Zechella has served as a Director of the Company since April 1995. Prior to April 1995, he had served as a Director of Old Enviroq since April 1987.

         SCE is the record owner of 294,900 shares, SLH is the record owner of 9,318 shares, and Marinelli Securities Associates, a Florida general partnership ("MSA"), is the record owner of 294,900 shares.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required by those persons, the Company believes that, during the 1996 fiscal year ended March 30, 1996, all filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners were complied with.

         William J. Long, a Director and Executive Officer of the Company, is the son of Charles A. Long, Jr., also a Director of the Company. Antonio M. Marinelli, a Director of the Company, is the brother of Orlando M. Marinelli, a Director and Executive Officer of the Company. Michael X. Marinelli, a Director of the Company, is the son of Antonio M. Marinelli.

ITEM 10.        EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information respecting the compensation paid to the Chief Executive Officer of the Company during the fiscal year ended March 30, 1996 and relevant preceding fiscal years:


                           SUMMARY COMPENSATION TABLE

                           Annual Compensation Awards
                  -----------------------------------------------

           Name and                                      All Other
           Principal                        Salary      Compensation
           Position                Year       ($)           ($)
           --------                ----     ------      ------------
           William J. Long         1996     $58,333       -------
           President and           1995     $50,000      $757.20(1)
           Chief Executive
           Officer

         (1) Amount shown for 1995 consists of $102 for group term life insurance and $655.20 for contributions by the Company to Mr. Long's 401(k).

         Directors' Compensation. Non-employee directors of the Company are paid $1,000 per quarter for a maximum of six meetings of the Board of Directors and Committees of the Board. In the event that additional meetings of the Board of Directors are required, the non-employee Directors are compensated at a rate of $1,000 per meeting. All Directors and Officers are reimbursed for travel expenses incurred in connection with their attendance at meetings of the Board of Directors.

         In addition, non-employee directors are entitled to receive options to purchase shares of the Company's common stock pursuant to a Non-Employee Directors Stock Option Plan (the "Directors' Plan"). Options for up to 100,000 shares of common stock are authorized to be issued under the Directors' Plan. The Directors' Plan allows the Company's Stock Option Committee to grant options to non-employee directors for a price of not less than eighty-five percent (85%) of the fair market value of the Company's common stock on the dates that the options are granted. Options are exercisable in whole or in part, from time to time, until five (5) years from the date of grant, except that, absent a change in control of the Company, each option terminates upon the discontinuance of the option holder's service as a Director of the Company for any reason except death or disability. Sale of common stock purchased upon exercise of an option is prohibited for two (2) years from the date of exercise or three (3) years from the date of grant, whichever is later, unless there is a change in control of the Company or in the event of the Director's death. Each option agreement under the Directors' Plan provides, among other things, that shares of Common Stock will be issued and delivered to the Director upon payment to the Company of the exercise price of such shares and that the option price and number of shares subject to option will be adjusted for stock splits, stock dividends or other similar changes in the Company's capital structure. No options were issued during fiscal 1996 under the Directors' Plan.

         Incentive Stock Option Plan. Options may be granted under the Company's Incentive Stock Option Plan (the "ISO Plan"), which provides for the issuance to key employees of incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended. The ISO Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee"). As of June 20, 1996, the Committee was authorized to issue up to 100,000 shares of common stock pursuant to the exercise of the ISOs. The option price of each ISO granted is 100% of the fair market value of the common stock on the date of grant. If an ISO is granted to an optionee who holds more than 10% of the combined voting power of all classes of the Company's stock at the date of the grant, the option price is 110% of fair market value of the common stock on the date of grant. The ISO Plan provides for the exercise of ISOs at the maximum rate of 25% in the first 12 months after grant and 25% in each 12-month period thereafter. To the extent not exercised, an optionee may accumulate his or her ISOs and exercise them, in whole or in part, in any subsequent period but not later than 10 years from the date on which the option was granted. No options were issued during fiscal 1996 to executive officers of the Company under the ISO Plan.

         Compensation Committee Interlocks and Insider Participation. W.T. Goodloe Rutland, Antonio M. Marinelli and Alexander P. Zechella serve on the Compensation Committee of the Board of Directors.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of June 20, 1996 by (i) each shareholder known to the Company to own more than five percent of any class of the Company's outstanding securities entitled to vote; (ii) directors of the Company; and (iii) all executive officers and directors of the Company as a group.


                                              AMOUNT AND CLASS         PERRCENT OF CLASS
      NAME AND ADDRESS OF                      OF SECURITIES               EXCLUDING
        BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)      TREASURY SHARES)(2)
      -------------------                  ---------------------      -------------------
Insituform Technologies, Inc.                 73,800 shares                7.3%
 3315 Democrat Road                           of common stock
 Memphis, Tennessee 38118

Marinelli Securities Associates (3)           294,900 shares              29.2%
 2100 North Dixie Highway                     of common stock
 Fort Lauderdale, Florida 33305

SCE, Incorporated (4)                         294,900 shares              29.2%
 801 Fifth Avenue North                       of common stock
 Birmingham, Alabama 35203

Charles A. Long, Jr. (4)(5)                   309,904 shares              30.7%
                                              of common stock

William J. Long (4)(6)                        309,874 shares              30.7%
                                              of common stock

Antonio M. Marinelli (3)(7)                   299,559 shares              29.7%
                                              of common stock

Michael X. Marinelli (3)(8)                   295,420 shares              29.3%
                                              of common stock

Orlando M. Marinelli (3)                      294,900 shares              29.2%
                                              of common stock

W.T. Goodloe Rutland                          14,061 shares                1.4%
                                              of common stock

Alexander P. Zechella                         4,221 shares                 0.4%
                                              of common stock

All officers and directors                    641,059 shares              63.5%
 as a group (13 persons)                      of common stock


- - ------------------------------
         (1) Included in such beneficial ownership are shares of common stock issuable upon the exercise of certain options exercisable immediately or within 60 days of June 20, 1996, as follows: None.

         (2) The percentages represent the total of the shares listed in the adjacent column divided by the issued and outstanding shares of common stock as of June 20, 1996, plus any options exercisable immediately or within 60 days.

         (3) Marinelli Securities Associates is the record holder of 294,900 shares. The partners of MSA are Micam Industries, Inc. (41.16%), Orlando M. Marinelli (7.65%), Marion Marinelli (7.65%), Antonio M. Marinelli (7.65%), Phyllis Marinelli (7.65%), Michelle Marinelli (7.06%), Kim Vreeland (7.06%), Michael X. Marinelli (7.06%), and Michael J. Marinelli (7.06%). Both Antonio M. Marinelli and Orlando M. Marinelli are directors and officers of the Company, are partners in Micam, and are directors and executive officers of Micam. Michael X. Marinelli, a director of the Company, is a partner in MSA. Accordingly, the shares owned by MSA may be deemed to be beneficially owned by each of them. The address of each of the above-named partners is the same as the address of MSA.

         (4) SCE, Incorporated is the record owner of 294,900 shares. Charles A. Long, Jr., and William J. Long (the "SCE Group"), are directors of SCE. Sullivan, Long & Hagerty is the record owner of 9,318 shares. Both Charles A. Long, Jr. and William J. Long own stock of SLH, the sole stockholder of SCE. Accordingly, the shares owned of record by SCE may be deemed to be beneficially owned by each member of the SCE Group. Also includes 2,347 shares owned of record by Long Enterprises, Inc. Both Charles A. Long, Jr., and William J. Long are directors, executive officers, and controlling shareholders of SLH and Long Enterprises. On March 12, 1996, SCE, SLH, Charles A. Long, Jr. and William J. Long filed Amendment No. 1 to the Schedule 13D of such corporations and persons (the "Amended 13D"). The Amended 13D indicates that, pursuant to a Financial Assistance Agreement dated December 22, 1995 between Fidelity and Deposit Company of Maryland ("Fidelity"), SCE and SLH (the "Assistance Agreement"), each of SLH and SCE granted a security interest in all of the shares of the common stock of the Company owned by them to secure the obligations of SLH and SCE to Fidelity. The Assistance Agreement provided that "absent disposition, sale or liquidation of assets by prior means acceptable to Fidelity, any and all assets of [SCE] and [SLH] shall be sold and liquidated as soon as possible following achievement of the completion goals established [and set forth in the Assistance Agreement.]" The common stock of the Company owned by SCE and SLH was not listed as an exempt asset in the Assistance Agreement. The Assistance Agreement was filed as an exhibit to the Amended 13D.

         (5) Charles A. Long, Jr. is the record owner of 3,312 shares.

         (6) William J. Long is the record owner of 269 shares. Also, includes an aggregate of 3,040 shares owned of record by William J. Long's wife and children.

         (7) Antonio M. Marinelli is the record owner of 4,659 shares.

         (8) Michael X. Marinelli is the record owner of 120 shares. Also, includes 400 shares owned of record by Michael X. Marinelli's sons.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Directors Charles A. Long, Jr., and William J. Long, and other members of the Long family may be deemed to be in control of Sullivan, Long & Hagerty, Inc. and, therefore, its wholly-owned subsidiary SCE, Incorporated (a principal shareholder of the Company), Assurance Agency, Inc., an Alabama corporation, an insurance broker ("Assurance"), Long Technologies, Inc., a research and development company, and Long Enterprises, Inc.

         The Company has had a number of transactions, which are described below, with the businesses named above. The Company believes that the transactions were or are on terms that are no less favorable to the Company than those which could reasonably have been obtained from an unaffiliated party.

         All of the Company's insurance (other than its employee insurance) is provided through Assurance. For fiscal year 1996, the Company paid Assurance approximately $58,000 for certain insurance needs. For fiscal years 1994 and 1995, Old Enviroq paid Assurance approximately $860,000 and $1,027,000, respectively. These payments were made by Old Enviroq with respect to its business operations prior to the Distribution, including primarily those business operations now conducted by Insituform Southeast, rather than the Company. Management believes that the Company will make payments to Assurance during fiscal 1997 for certain insurance needs equal to approximately $58,000.

         Synox is party to the License Agreement with Long Enterprises. Pursuant to the License Agreement, Synox has obtained from Long Enterprises rights to five U.S. patents relating to the Synox Process. During fiscal years 1994 and 1995, the Company paid $0 and $45,167.76, respectively, to Long Enterprises pursuant to the License Agreement. See "Description of Business -- Patents and Licenses."

         During fiscal years 1996 and 1995, the Company paid approximately $2,800 and $66,000, respectively, to Market Potential, Inc., a company controlled by Patricia L. Ford, for marketing and public relations services performed for the Company. Ms. Ford is the sister of William J. Long and the daughter of Charles A. Long, Jr. Market Potential, Inc. also sub-leases offices to the Company on a month-to-month basis. Pursuant to this arrangement, the Company paid approximately $1,200 to Market Potential, Inc. during fiscal year 1996.

         For two months during fiscal year 1996, the Company leased certain office space from SCE. Pursuant to this arrangement, the Company paid approximately $600 to SCE.

         Old Enviroq leased its Birmingham, Alabama offices from SLH and SCE. Pursuant to this arrangement and during fiscal years 1994 and 1995, Old Enviroq paid approximately $ 47,000 and $41,000, respectively, to SLH and SCE. For the first five months of fiscal year 1996, the Company's Birmingham offices were included within the space leased by Old Enviroq from SLH and SCE.

         Old Enviroq acquired all of the outstanding common stock of Synox from its existing stockholders on September 30, 1991. The stockholders of Synox at the time of that merger received shares of Old Enviroq valued at $672,000 in the aggregate plus the right to receive additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. The right to receive these additional shares was represented by certificates of contingent shares of Old Enviroq ("Contingent Share Certificates"). In addition to other past stockholders of Synox, certain directors of the Company or their affiliates, including Long Enterprises, Inc., and Sullivan, Long & Hagerty, Inc., Orlando M. Marinelli, Antonio M. Marinelli, W. T. Goodloe Rutland, and Alexander P. Zechella, held Contingent Share Certificates.

         The Company has issued replacement contingent share certificates representing the contingent right to receive shares of the common stock of the Company ("New Contingent Share Certificates"), partly in consideration of the agreement of the holders of the Contingent Share Certificates to surrender the Contingent Share Certificates. The New Contingent Share Certificates have rights and privileges substantially similar to those afforded by the Contingent Share Certificates except that (i) any shares to be issued pursuant to the New Contingent Share Certificates will be shares of the common stock of the Company rather than Old Enviroq, and (ii) the arbitration provisions contained in the Contingent Share Certificates giving the holders thereof the right to arbitrate the reasonableness of the decision to abandon the Synox Process are not contained in the New Contingent Share Certificates.

         Synox has issued certain promissory notes to certain directors and officers of the Company and certain of their affiliates. The aggregate amount of such indebtedness as of June 24, 1996 was approximately $1,091,179. These notes provide that interest will be deferred and paid only if and after Synox has after-tax net income and then only to the extent that the amount of interest paid does not exceed the amount of such after-tax net income; and principal will be paid after Synox has accumulated retained earnings, and then only to the extent that the payment of such indebtedness does not exceed the amount of such retained earnings.

         Any future transactions with officers, directors, principal stockholders, or affiliates of any officers, directors, or principal stockholders will be on terms which management believes are no less favorable to the Company than those which could reasonably be obtained from an unaffiliated party and will be subject to the approval of a majority of the disinterested directors.

ITEM 13.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following financial statements are filed with this report on Form 10-KSB:

                                                                      Page
                                                                   Reference
                                                                   ---------
              Independent Auditors' Report                            F-1
              Consolidated Balance Sheets                             F-2
              Consolidated Statements of Operations                   F-4
              Consolidated Statements of Stockholders'
               Equity F-5
              Consolidated Statements of Cash Flows                   F-6
              Notes to Consolidated Financial
               Statements                                             F-7


         (b) No financial statement schedules are filed with this report on Form 10-KSB.

         (c) The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.









               [remainder of this page intentionally left blank]

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
  Enviroq Corporation:

We have audited the accompanying consolidated balance sheets of Enviroq Corporation and subsidiaries as of March 30, 1996 and March 25, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enviroq Corporation and subsidiaries as of March 30, 1996 and March 25, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Birmingham, Alabama
June 13, 1996

ENVIROQ CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 30, 1996 AND MARCH 25, 1995

                                                                         1996             1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $3,628,990       $  505,169
  Accounts receivable (Note 6)                                          126,397           18,371
  Interest receivable                                                     7,890
  License fees receivable                                                 4,960           24,060
  Inventories                                                           118,390           94,376
  Prepaid expenses and other assets                                      34,078           34,902
                                                                     ----------       ----------
           Total current assets                                       3,920,705          676,878
                                                                     ----------       ----------

OTHER ASSETS:
  Intangible, net of accumulated
    amortization of $169,210 (Note 8)                                                    648,524
  Employee notes receivable                                              17,000           17,000
  Other                                                                  17,989          118,921
                                                                     ----------       ----------
           Total other assets                                            34,989          784,445
                                                                     ----------       ----------


PROPERTY, PLANT AND EQUIPMENT (Note 8):
  Land                                                                  310,135          310,135
  Building                                                                               232,794
  Operating equipment                                                    25,563          895,820
  Other equipment and vehicles                                           55,048           39,543
                                                                     ----------       ----------
                                                                        390,746        1,478,292
  Less accumulated depreciation                                         (56,402)        (324,419)
                                                                     ----------       ----------
           Property, plant and equipment, net                           334,344        1,153,873
                                                                     ----------       ----------


TOTAL                                                                $4,290,038       $2,615,196
                                                                     ==========       ==========

ENVIROQ CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 30, 1996 AND MARCH 25, 1995

                                                                         1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $  165,753       $   40,296
  Salaries, wages and related taxes                                       9,814            5,606
  Income taxes payable (Note 2)                                       1,040,504
                                                                     ----------       ----------
          Total current liabilities                                   1,216,071           45,902

ACCRUED ORGANIZATION COSTS (Note 7)                                                      517,000

OTHER                                                                                     46,833
                                                                     ----------       ----------

          Total liabilities                                           1,216,071          609,735
                                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (Notes 1 and 3):
  Common stock (par value $.01 per share, authorized
    10,000,000 shares, issued and outstanding effective
    April 18, 1995 1,009,377 shares)                                     10,094           10,094
  Additional paid-in capital                                          6,190,647        6,190,647
  Accumulated deficit                                                (3,126,774)      (4,195,280)
                                                                     ----------       ----------
          Total stockholders' equity                                  3,073,967        2,005,461
                                                                     ----------       ----------

TOTAL                                                                $4,290,038       $2,615,196
                                                                     ==========       ==========


See notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 30, 1996, MARCH 25, 1995 AND MARCH 26, 1994

                                                                     1996               1995             1994
REVENUES (Notes 5 and 6):
  Revenues from outside sources                                  $ 1,116,930        $    43,110      $    78,322
  Revenues from related parties                                                         173,523          142,796
                                                                 -----------        -----------      -----------

          Total revenues                                           1,116,930            216,633          221,118

COST OF REVENUES                                                     698,498            209,591          195,178
                                                                 -----------        -----------      -----------

GROSS PROFIT                                                         418,432              7,042           25,940

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 5)                                                  931,151          1,035,445        1,227,836

IMPAIRMENT OF LONG-TERM ASSETS (Note 8)                            1,331,048
                                                                 -----------        -----------      -----------

LOSS FROM OPERATIONS                                              (1,843,767)        (1,028,403)      (1,201,896)
                                                                 -----------        -----------      -----------

OTHER INCOME (EXPENSE):
  License fee income                                                                                     286,774
  Interest                                                            67,780                               2,916
  Gain on settlement of litigation (Note 7)                        3,852,000
  Other, net                                                          32,997             (6,005)
                                                                 -----------        -----------      -----------
                                                                   3,952,777             (6,005)         289,690
                                                                 -----------        -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                  2,109,010         (1,034,408)        (912,206)

INCOME TAX (EXPENSE) BENEFIT (Note 2)                             (1,040,504)           272,000          265,000
                                                                 -----------        -----------      -----------

NET INCOME (LOSS)                                                $ 1,068,506        $  (762,408)     $  (647,206)
                                                                 ===========        ===========      ===========

NET INCOME (LOSS) PER SHARE                                      $      1.06        $     (0.76)     $     (0.64)
                                                                 ===========        ===========      ===========


See notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 30, 1996, MARCH 25, 1995 AND MARCH 26, 1994

                                                            ADDITIONAL
                                              COMMON         PAID-IN         ACCUMULATED
                                               STOCK         CAPITAL           DEFICIT           TOTAL

BALANCE, MARCH 27, 1993                      $ 67,903      $ 5,494,997       $(2,785,666)     $ 2,777,234

  Net loss                                                                      (647,206)        (647,206)
  Retirement of common stock
    of subsidiaries (Note 1)                  (67,903)
  Issuance of common stock                     10,094                                              10,094
  Cash contributions (Note 1)                                  708,782                            708,782
                                             --------      -----------       -----------      -----------

BALANCE, MARCH 26, 1994                        10,094        6,203,779        (3,432,872)       2,781,001

  Net loss                                                                      (762,408)        (762,408)
  Cash contributions (Note 1)                                  503,868                            503,868
  Organization costs                                          (517,000)                          (517,000)
                                             --------      -----------       -----------      -----------

BALANCE, MARCH 25, 1995                        10,094        6,190,647        (4,195,280)       2,005,461

  Net income                                                                   1,068,506        1,068,506
                                             --------      -----------       -----------      -----------

BALANCE, MARCH 30, 1996                      $ 10,094      $ 6,190,647       $(3,126,774)     $ 3,073,967
                                             ========      ===========       ===========      ===========


See notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 30, 1996, MARCH 25, 1995 AND MARCH 26, 1994

                                                                          1996              1995            1994
OPERATING ACTIVITIES:
  Net income (loss)                                                   $1,068,506        $ (762,408)     $ (647,206)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                                        92,549            94,580          80,028
      Amortization                                                        86,002            84,067          84,855
      Impairment of long-term assets                                   1,331,048
      Changes in assets and liabilities provided (used) cash:
        Accounts receivable                                             (108,026)             (184)        (14,440)
        Interest receivable                                               (7,890)
        License fees receivable                                           19,100           100,550        (124,610)
        Inventories                                                      (24,014)          (33,290)          1,152
        Prepaid expenses and other assets                                 12,621             9,592           5,246
        Employee notes receivable                                                                          (10,000)
        Accounts payable and accrued expenses                            125,457           (20,543)        (48,736)
        Salaries, wages and related taxes                                  4,208            (1,086)           (132)
        Income taxes payable                                           1,040,504           (10,000)         10,000
        Accrued organizational costs                                    (517,000)
        Other                                                            (25,052)           22,801          27,807
                                                                      ----------        ----------      ----------

          Net cash provided by (used in) operating activities          3,098,013          (515,921)       (636,036)
                                                                      ----------        ----------      ----------

INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                                              500,000
  Decrease (increase) in other assets                                     43,865             1,277         (59,404)
  Additions to property, plant and equipment                             (18,057)             (915)         (3,413)
                                                                      ----------        ----------      ----------

          Net cash provided by (used in) investing activities             25,808           500,362         (62,817)
                                                                      ----------        ----------      ----------

FINANCING ACTIVITIES -
  Cash contributions from Enviroq                                                          503,868         708,782
                                                                      ----------        ----------      ----------

          Net cash provided by financing activities                                        503,868         708,782
                                                                      ----------        ----------      ----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     3,123,821           488,309           9,929

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                    505,169            16,860           6,931
                                                                      ----------        ----------      ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                    $3,628,990        $  505,169      $   16,860
                                                                      ==========        ==========      ==========

Non-cash financing activities for 1995 include the accrual of organization costs of $517,000 with a corresponding reduction in additional paid-in-capital.


See notes to consolidated financial statements.

ENVIROQ CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Enviroq Corporation was incorporated on February 9, 1995 (the "Company"). Prior to April 18, 1995, the Company was named "New Enviroq." The Company was initially a wholly-owned subsidiary of a predecessor company which was named Enviroq Corporation (hereafter referred to as "Old Enviroq"). On April 18, 1995, a transaction was completed in which all of the outstanding shares of New Enviroq were distributed to the shareholders of Old Enviroq (the "Distribution"), and the name of Old Enviroq was changed to Insituform Southeast, Inc. Insituform Southeast, Inc. was then merged (the "Merger") into a subsidiary of Insituform MidAmerica ("IMA"), after which the name of New Enviroq was then changed to Enviroq Corporation. Also on April 18, 1995, the stock of Synox Corporation ("Synox"), a wholly-owned subsidiary of Old Enviroq, and Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary of Old Enviroq, approximately 11 acres of unimproved land and $500,000 in cash were transferred to the Company, a newly formed public entity effective April 18, 1995, at their respective book values. Each share of common stock of Old Enviroq issued and outstanding was converted into a right to receive a cash payment equal to the pro-rata portion of the merger consideration of $15,250,000.

         NATURE OF OPERATIONS - The Company's operations are conducted primarily through Sprayroq. Sprayroq is engaged in development, commercialization, manufacture and marketing of spray-applied resinous materials. The Synox process relates to the treatment of municipal wastewater biosolids. During fiscal 1996, management elected to minimize the development stage activities of Synox (see Note 8).

         FISCAL YEAR - The Company's 1996, 1995 and 1994 fiscal years ended on March 30, 1996, March 25, 1995 and March 26, 1994, respectively. Fiscal years 1996, 1995 and 1994 included 52, 53 and 52 weeks, respectively.

         DEVELOPMENT STAGE ENTERPRISE - The Company operated as a development stage enterprise through March 25, 1995. During the year ended March 30, 1996, the Company completed its development activities and commenced its planned principal operations.

         PRINCIPLES OF CONSOLIDATION - These consolidated financial statements are presented as if the Company had existed as of March 1994. These financial statements include the historical financial statements of Synox and Sprayroq, wholly-owned and 50% owned subsidiaries of the Company effective April 18, 1995, respectively, as if the operations included herein had been operating as one entity for the periods presented. They include, at their historical amounts, the assets, liabilities, revenues and expenses directly related and those allocated to the businesses which comprise the Company's operations. Any transactions between Synox and Sprayroq are eliminated in these consolidated financial statements.

         ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

         INVENTORIES - Inventories, consisting of raw materials and supplies, are valued at the lower of cost (first-in, first-out method) or market.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the following estimated useful lives of the assets:

                 Operating equipment               2 to 15 years
                 Other equipment and vehicles      2 to 7 years

         Repairs and maintenance costs are charged to expense as incurred.

         RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. Such costs were $28,172 (1996) $263,905 (1995) and $389,473 (1994).

         INCOME TAXES - Old Enviroq and its former subsidiaries (except for Sprayroq) filed consolidated federal income tax returns. Income tax (expense) benefit was allocated to each member of the consolidated group on the basis of their respective taxable income or loss included in the consolidated income tax returns. The Company utilizes an asset and liability approach to financial accounting for income taxes.
         Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

         ALLOCATED REVENUES AND EXPENSES - Revenues from related parties shown for fiscal 1995 and 1994 represent sales of chemical products to wholly-owned subsidiaries of Old Enviroq which in turn used the products to earn revenues from outside sources. In management's estimate, these revenues represent a proper allocation of revenues earned from outside sources by Old Enviroq to Synox and Sprayroq. A pro-rata share of general and administrative corporate costs incurred by Old Enviroq have been allocated to Synox and Sprayroq based upon estimated time expended by corporate employees, services performed by outside vendors and usage of various corporate materials related to the operations of Synox and Sprayroq. The allocated costs were $219,000 for fiscal years 1995 and 1994.

         The results of operations of all Old Enviroq subsidiaries, with the exception of Sprayroq, are included in the consolidated federal and combined state income tax returns of Old Enviroq. The income tax benefits were allocated to Synox on the basis of its respective losses included in the consolidated income tax returns. Income tax benefits of Sprayroq are fully reserved.

         If income taxes had been allocated to the Company under the basis of a separate, consolidated stand-alone company, no income tax benefit would have been provided in any of the periods in the consolidated statement of operations and an income tax provision of $30,000 would have been provided for the year ended March 1994.

         Management believes the above stated allocations of revenues and expenses were made on a reasonable basis; however, they do not necessarily reflect the results of operations which would have occurred had the Company been an independent entity nor are they necessarily indicative of future revenues or expenses.

         LICENSE FEES - Sprayroq licenses its technology for use within certain geographic regions. These licenses allow the licensee use of the proprietary technology within their territory and are subject to restrictions as specified in the individual agreements.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of all the Company's financial assets and liabilities approximate their carrying value due to the short-term maturities of these instruments.

         NET INCOME (LOSS) PER SHARE - The Company's net income (loss) per share is computed by dividing net income (loss) by 1,009,377 shares of common stock outstanding as of April 18, 1995, considering these shares to be outstanding for all periods presented.

         ACCOUNTING STANDARDS YET TO BE ADOPTED - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning March 31, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

         RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

2.       INCOME TAXES

         Income tax (expense) benefit for each of the three years in the period ended March 30, 1996 is current.

         The differences between the income tax (expense) benefit and income taxes computed using the federal statutory rate are as follows:

                                                                         1996          1995            1994
         Income tax (expense) benefit at federal
           statutory rate                                         $   (717,000)     $ 352,000       $ 310,000
         State income taxes, net of federal
           tax benefit                                                 (85,000)        34,000          24,000
         Losses producing no current tax benefit                                     (106,000)
         Write-down of Synox intangible producing
           no tax benefit                                             (318,000)
         Benefit of operating loss carryforwards                        66,000
         Nondeductible expenses                                         (3,000)        (8,000)        (39,000)
         Foreign taxes                                                                                (30,000)
         Other                                                          16,496
                                                                  ------------      ---------       ---------

         Income tax (expense) benefit                             $ (1,040,504)     $ 272,000       $ 265,000
                                                                  ============      =========       =========

         The types of temporary differences and their related tax effects are summarized as follows:

                                                                          1996             1995
         Long-term asset:
           Net operating loss carryforwards                            $  75,000       $  413,000
           Valuation allowance                                           (75,000)        (332,000)
                                                                       ---------       ----------
           Net asset                                                        -              81,000

         Long-term liabilities -
           Accelerated depreciation                                         -             (81,000)
                                                                       ---------       ----------
           Net deferred tax asset                                      $    -          $     -
                                                                       =========       ==========

         During 1996, Enviroq elected to waive its right to future use of Synox's net operating loss carryforwards. In accordance with provisions of the Internal Revenue Code, this treatment allowed Old Enviroq to avoid taxable gains on the merger transaction (see Note 1).

         At March 1996, Sprayroq had net operating loss carryforwards of approximately $201,000 available to reduce future taxable income. The carryforwards expire in 2010.

3.       RETIREMENT AND INCENTIVE PLANS

         Subsequent to April 18, 1995, the Company formed a retirement plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Certain previous participants of the Old Enviroq 401(k) retirement plan rolled over into this plan. Participants may make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

         Non-employee Directors are entitled to receive options to purchase shares of the Company's common stock pursuant to a Non-Employee Directors Stock Option Plan (the "Directors' Plan"). Options for up to 100,000 shares of common stock are authorized to be issued under the Directors' Plan. The Directors' Plan allows the Company's Stock Option Committee (the "Committee") to grant options to non-employee Directors for a price of not less than eighty-five percent of the fair market value of the Company's common stock on the dates that the options are granted. Options are exercisable in whole or in part, from time to time, until five years from the date of grant, except that, absent a change in control of the Company, each option terminates upon the discontinuance of the option holder's service as a Director of the Company for any reason except death or disability. Sale of common stock purchased upon exercise of an option is prohibited for two years from the date of exercise or three years from the date of grant, whichever is later, unless there is a change in control of the Company or in the event of the Director's death. Each option agreement under the Directors' Plan provides, among other things, that shares of Common Stock will be issued and delivered to the Director upon payment to the Company of the exercise price of such shares and that the option price and number of shares subject to option will be adjusted for stock splits, stock dividends or other similar changes in the Company's capital structure.

         The Company also has an Incentive Stock Option Plan (the "ISO Plan") administered by the Committee which provides for the issuance to key employees of incentive stock options ("ISOs") within the meaning of
         Section 422A of the Internal Revenue Code of 1986, as amended. The Committee is authorized to issue up to 100,000 shares of common stock pursuant to the exercise of the ISOs. The option price of each ISO granted is 100% of the fair market value of the common stock on the date of grant. If an ISO is granted to an optionee who holds more than 10% of the combined voting power of all classes of the Company's stock at the date of the grant, the option price is 110% of fair market value of the common stock on the date of grant. The ISO Plan provides for the exercise of ISOs at the maximum rate of 25% in the first 12 months after grant and 25% in each 12-month period thereafter. To the extent not exercised, an optionee may accumulate his or her ISOs and exercise them, in whole or in part, in any subsequent period but not later than 10 years from the date on which the option was granted.

         No options have been issued by the Company under the Directors' Plan or the ISO Plan.

4.       COMMITMENTS AND CONTINGENCIES

         Synox is the exclusive licensee of certain technology and know-how under a license agreement with an organization controlled by a stockholder of the Company. The agreement currently covers 15 states in the license territory and grants an option to acquire additional territory on a payment of a prepaid royalty. The option rights expire December 31, 1997.

         Under the terms of its license agreement, Synox is subject to minimum royalty provisions and to the maintenance of a $50,000 net worth and the performance of other material provisions of the license agreement. Minimum annual royalties (based upon retaining the 15 states currently under the agreement) are due each January 1, for the ensuing calendar year through the license expiration, according to the following schedule.

            DUE DATE                                                    AMOUNT
            January 1, 1997                                           $  90,336
            January 1, 1998                                             180,671
            January 1, 1999                                             180,671
            January 1, 2000 through 2007                                225,839

         Pursuant to the merger agreement between Old Enviroq and Synox, the stockholders of Synox at the time of the merger received Old Enviroq shares valued at $672,000 in the aggregate plus the right to receive additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. In addition, the then existing obligations of Synox under promissory notes to certain shareholders ($767,376 at September 30, 1991 plus additional interest at 7.66%) shall become payable by Synox in cash only after such time as (i) all the contingent shares have been issued and (ii) accumulated retained earnings are available for such payment. Interest shall become payable only to the extent of available net earnings. To the extent additional, contingent shares become issuable in the future or additional obligations become payable in the future, such consideration will be recorded at that time at its fair value and accounted for as additional intangible assets.

5.       RELATED PARTY TRANSACTIONS

         During fiscal years 1995 and 1994, the Company had revenues from Enviroq Services, Inc., a wholly-owned subsidiary of Old Enviroq. These revenues are included in the consolidated statements of operations. After the merger agreement described in Note 1, Old Enviroq became a subsidiary of IMA and is no longer a related party for fiscal year 1996.

         The Company's insurance (other than its employee insurance) is provided through an insurance agency controlled by stockholders of the Company. For fiscal years 1996, 1995 and 1994, the Company paid this agency approximately $58,000, $20,000 and $20,000, respectively.

         As discussed in Note 4, Synox is party to a license agreement with a company controlled by a stockholder of the Company. During fiscal years 1995 and 1994, the Company made payments of approximately $45,000 related to this license agreement. No such payment was made during fiscal year 1996.

         During fiscal years 1996, 1995 and 1994, the Company paid approximately $4,000, $66,000 and $107,000, respectively, to a marketing and public relations company controlled by a family member of stockholders of the Company.

6.       SIGNIFICANT CUSTOMERS

         The Company had sales transactions with four unrelated customers which accounted for approximately 95% of total sales in fiscal 1996. Trade accounts receivable includes approximately $114,000 due from these customers at March 30, 1996.

7.       LITIGATION SETTLEMENT

         In March, 1996 the Company reached an agreement (the "Settlement Agreement") with Insituform MidAmerica, Inc. ("IMA") and Insituform Technologies, Inc. ("ITI") to settle all claims and counterclaims made, or that could have been made, by the parties in the lawsuit filed by the Company against IMA (the "Lawsuit"). Enviroq received $3,335,000 as payment in full for the Settlement Agreement, which includes the Subordinated Promissory Note ("Note") and the Consulting Agreement dated April 18, 1995 between Enviroq and IMA. The Note and the Consulting Agreement, which arose out of the merger agreement between the Company and IMA (the "Merger Agreement"), had not been recorded by the Company because of their contingent and uncertain nature. In the Settlement Agreement, Enviroq released IMA and ITI, subject to limited exceptions, from all claims that Enviroq had or may have had or may have against IMA or ITI arising out of the Note or the Merger Agreement, and claims that were or could have been asserted by Enviroq in the Lawsuit. In the Settlement Agreement, IMA and ITI released Enviroq, subject to limited exceptions, from all claims that they had or may have against Enviroq arising out of the Note or the Merger Agreement, including any claim with respect to the Expense Deficit (as defined in the Merger Agreement) and claims that were or could have been asserted by IMA or ITI in the Lawsuit. Accordingly, the Company's 1996 statement of income includes a $3.85 million gain as a result of this settlement.

8.       IMPAIRMENT OF ASSETS

         During the fourth quarter of fiscal 1996, management elected to minimize the development stage activities of the Synox subsidiary. This decision was based in part on the fact that future cash flows cannot be anticipated in the current environment. Accordingly, the Company recorded a write-down of $1,331,048 related to impairment of the long-term assets of Synox. The excess of Old Enviroq's basis in Synox over the underlying net asset value had been pushed down to Synox and recorded as an intangible, which was being amortized over 15 years using the straight-line method. This impairment includes a write-off of the entire unamortized intangible balance of $586,012 and a $745,036 write-down of property, plant and equipment.


                                *  *  *  *  *

          The following exhibits are filed as part of this Form 10-K or are incorporated herein by reference, and this list comprises the Exhibit Index.

                             Description of Exhibit

          Item
          ----
          3.01      Certificate of Incorporation of New Enviroq Corporation.
                    Exhibit 3.01 to the Company's Registration Statement on Form
                    10-SB/A2 dated April 12, 1995, is incorporated herein by
                    reference (Commission File No. 0-25528).

          3.02      Certificate of Amendment to Certificate of Incorporation of
                    New Enviroq Corporation. Exhibit 3.02 to the Company's
                    Registration Statement on Form 10-SB/A2 dated April 12,
                    1995, is incorporated herein by reference (Commission File
                    No. 0-25528).

          3.03      Bylaws of New Enviroq Corporation. Exhibit 3.03 to the
                    Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          4.01      Certificate of Designation of Rights and Preferences of
                    Series A Preferred Stock. Exhibit 4.01 to the Company's
                    Registration Statement on Form 10-SB/A2 dated April 12,
                    1995, is incorporated herein by reference (Commission File
                    No. 0-25528).

          4.02      Form of Certificate of Common Stock. Exhibit 4.02 to the
                    Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          4.03      Form of Certificate of Series A Preferred Stock. Exhibit
                    4.03 to the Company's Registration Statement on Form
                    10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

          10.01     Merger Agreement between Enviroq Corporation, New Enviroq
                    Corporation, Insituform Mid-America, Inc. and IMA Merger
                    Sub, Inc. dated as of November 2, 1994. Exhibit 10.01 to the
                    Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          10.02 Form of Consulting Agreement between New Enviroq Corporation and Insituform Mid-America, Inc. Exhibit 10.02 to the
                    Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          10.03     Form of Covenant Not to Compete Agreement between New
                    Enviroq Corporation, Insituform Mid-America, Inc., Marinelli
                    Securities Associates, and SCE, Inc. Exhibit 10.03 to the
                    Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          10.04     License Agreement between Synox Corporation and Long
                    Enterprises, Inc. dated May 26, 1986, together with amendments dated May 16, 1991 and October 5, 1994. Exhibit
                    10.05 to the Company's Registration Statement on Form
                    10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

          10.05     Shareholder Agreement between Sprayroq, Inc. Enviroq
                    Corporation, and Replico Development Company, Inc. dated
                    March 25, 1992. Exhibit 10.06 to the Company's Registration
                    Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No.
                    0-25528).

          10.06     License Agreement dated May 22, 1992, between Sprayroq, Inc.
                    and Enviroq Services, Inc. Exhibit 10.07 to the Company's
                    Registration Statement on Form 10-SB/A2 dated April 12,
                    1995, is incorporated herein by reference (Commission File
                    No. 0-25528).

          10.07     License Agreements dated June 12, 1994, between Sprayroq,
                    Inc., Toa Grout Kogyo Company, LTD., and Sprayroq, Inc., and
                    Mitsui Toatsu Chemicals, Inc. Exhibit 10.08 to the Company's
                    Registration Statement on Form 10-SB/A2 dated April 12,
                    1995, is incorporated herein by reference (Commission File
                    No. 0-25528).

          10.08     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Charles A.
                    Long, Jr. in the principal amounts of $6,000, $6,000, $6,000, $3,000, $6,000, and $6,000, respectively. Exhibit
                    10.09 to the Company's Registration Statement on Form
                    10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

          10.09     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Long
                    Enterprises, Inc. in the principal amount of $3,000. Exhibit
                    10.10 to the Company's Registration Statement on Form
                    10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

          10.10     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Sullivan, Long and Hagerty, Inc. in the principal amounts of $132,000, $17,020, $22,000, $11,000, $11,000 $11,000 $22,000, $11,000,
                    $22,000, and $22,000, respectively. Exhibit 10.11 to the

                    Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          10.11     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Orlando M.
                    Marinelli in the principal amounts of $66,000, $8,510, $11,000, $5,500, and $1,000, respectively. Exhibit 10.12 to the Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          10.12     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Antonio M.
                    Marinelli in the principal amounts of $66,000, $8,510, $11,000, $5,500, and $1,000, respectively. Exhibit 10.13 to the Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          10.13     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Road
                    Machinery, Inc., in the principal amounts of $22,000, $11,000, $11,000, $11,000 and $10,000, respectively. Exhibit
                    10.14 to the Company's Registration Statement on Form
                    10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

          10.14     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Micam
                    Industries, Inc., in the principal amounts of $11,000, and $11,000 respectively. Exhibit 10.15 to the Company's
                    Registration Statement on Form 10-SB/A2 dated April 12,
                    1995, is incorporated herein by reference (Commission File
                    No. 0-25528).

          10.15     Amended and Restated Promissory Notes dated September 27,
                    1991 and issued by Synox Corporation in favor of Marinelli
                    Securities Associates in the principal amount of $10,000.
                    Exhibit 10.16 to the Company's Registration Statement on
                    Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

          10.16 Non-Employee Director Stock Option Plan of the Company, as amended. Exhibit 10.17 to the Company's Registration
                    Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No.
                    0-25528).

          10.17 Incentive Stock Option Plan of the Company. Exhibit 10.18 to the Company's Registration Statement on Form 10-SB/A2 dated
                    April 12, 1995, is incorporated herein by reference
                    (Commission File No. 0-25528).

          10.18 Mutual Release and Settlement Agreement dated March 12, 1996 by and between the Company, Insituform Mid-America, Inc. and Insituform Technologies, Inc.


          10.19 Promissory Note dated March 27, 1993 in the aggregate principal sum of $206,203.46 made by Sprayroq, Inc. in favor of the Company.

          10.20 Promissory Note dated March 26, 1994 in the aggregate principal sum of $159,872.95 made by Sprayroq, Inc. in favor of the Company.

          10.21 SprayWall System License Agreement dated December 1, 1993, between Sprayroq, Inc., a Florida corporation, and Southwestern Underground Supply and Environmental Services,
                    Inc., a Texas corporation.

          10.22     Form of SprayWall System License Agreement dated January 1,
                    1996, between Sprayroq, Inc., a Florida corporation, and Per Aarsleff A/S, a corporation organized and existing under the laws of Denmark.


          21.0      Subsidiaries:

                    1. Synox Corporation, a Delaware corporation (100%).
                    2. Sprayroq, Inc., a Florida corporation (50%).

          27        Financial Data Schedule

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ENVIROQ CORPORATION


Date:   June 26, 1996                     By:       /s/ William J. Long
                                             ----------------------------------
                                                 William J. Long, President
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                                       Title                                  Date
- - ---------                                       -----                                  ----
/s/ William J. Long                             President, Chief                       June 26, 1996
- - ------------------------------                  Executive Officer and
William J. Long                                 Director (Principal
                                                Executive Officer)

/s/ Charles A. Long, Jr.                        Director                               June 26, 1996
- - ------------------------------
Charles A. Long, Jr.

/s/ Antonio M. Marinelli                        Chairman of the Board                  June 26, 1996
- - ------------------------------                  of Directors, Director,
Antonio M. Marinelli                            Secretary/Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

/s/ Orlando M. Marinelli                        Vice President,                        June 26, 1996
- - -------------------------------                 Director
Orlando M. Marinelli

/s/ Michael X. Marinelli                        Director                               June 26, 1996
- - -------------------------------
Michael X. Marinelli

/s/ W.T. Goodloe Rutland                        Director                               June 26, 1996
- - -------------------------------
W.T. Goodloe Rutland

/s/ Alexander P. Zechella                       Director                               June 26, 1996
- - -------------------------------
Alexander P. Zechella
