Form 10-Q
period 1996-06-29
ENVIROQ CORP /DE/
filed 1996-08-13
CIK 937256

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                 FORM 10-QSB
(Mark One)

  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 29, 1996

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number     0-25528
                       -----------

                             ENVIROQ CORPORATION
      (Exact name of small business issuer as specified in its charter)

               Delaware                                   59-3290346
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    100 Union Hill Drive, Suite 100
           P.O. Box 11169
         Birmingham, Alabama                                 35209
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                    Issuer's telephone number: (205)251-2400
                                               -------------

                                     N/A
- --------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                YES  X    NO
                                    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Common Stock, par value $0.01                1,009,377
             -----------------------------            ------------------
                         (Class)                      (Number of Shares)

                    ENVIROQ CORPORATION AND SUBSIDIARIES

                          FORM 10-QSB JUNE 29, 1996




                   ITEM                                                            PAGE
                   ----                                                            ----
CONSOLIDATED CONDENSED BALANCE SHEETS -
     MARCH 30, 1996 AND JUNE 29, 1996                                                3


CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS-
     THREE MONTHS ENDED JUNE 29, 1996 AND JUNE 24, 1995                              5


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
     THREE MONTHS ENDED JUNE 29, 1996 AND JUNE 24, 1995                              6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                           10

PART II - OTHER INFORMATION                                                         12

SIGNATURES                                                                          14

ENVIROQ CORPORATION

CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------------------------------------------

                                                                                       June 29,           March 30,
                                                                                         1996               1996
                                                                                     -------------       -----------
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $2,370,491         $3,628,990
   Interest receivable                                                                           0              7,890
   Accounts receivable (no allowance considered necessary)                                 163,735            126,397
   License fees receivable                                                                   4,960              4,960
   Inventories                                                                             154,429            118,390
   Notes receivable                                                                         30,577                  0
   Prepaid expenses and other assets                                                        86,248             34,078
                                                                                        ----------         ----------
        Total current assets                                                             2,810,440          3,920,705
                                                                                        ----------         ----------

OTHER ASSETS:
   Employee notes receivable                                                                17,000             17,000
   Other                                                                                    13,492             17,989
                                                                                        ----------         ----------
        Total other assets                                                                  30,492             34,989

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                                    310,135            310,135
   Building                                                                                      0                  0
   Operating equipment                                                                      25,563             25,563
   Other equipment and vehicles                                                             54,452             55,048
                                                                                        ----------         ----------
                                                                                           390,150            390,746
   Less accumulated depreciation                                                           (58,014)           (56,402)
                                                                                        ----------         ----------
       Property, plant and equipment, net                                                  332,136            334,344
                                                                                        ----------         ----------
TOTAL ASSETS                                                                            $3,173,068         $4,290,038
                                                                                        ==========         ==========


         See accompanying notes to consolidated financial statements

ENVIROQ CORPORATION

CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------------------------------------------

                                                                                       June 29,            March 30,
                                                                                         1996                1996
                                                                                     ------------        ------------
                                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                $   58,690         $  165,753
   Salaries, wages and related taxes                                                         7,063              9,814
   Income taxes payable                                                                                     1,040,504
                                                                                        ----------         ----------
      Total liabilities                                                                     65,753          1,216,071
                                                                                        ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
   Common stock (par value $.01 per share), authorized
   10,000,000 shares, issued and outstanding effective
   April 18, 1995 1,009,377 shares                                                          10,094             10,094
   Additional paid-in capital                                                            6,190,647          6,190,647
   Accumulated deficit                                                                  (3,093,426)        (3,126,774)
                                                                                        ----------         ----------
          Total stockholders' equity                                                     3,107,315          3,073,967
                                                                                        ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $3,173,068         $4,290,038
                                                                                        ==========         ==========


          See accompanying notes to consolidated financial statements

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

- --------------------------------------------------------------------------------
                            (All Periods Unaudited)
                                                           Three Months Ended
                                                        ------------------------
                                                        June 29,        June 24,
                                                          1996            1995
                                                        --------        --------

REVENUES                                                $324,567        $ 92,026

COST OF REVENUES                                         181,729          51,249
                                                        --------        --------

GROSS PROFIT                                             142,838          40,777
                                                        --------        --------

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                  149,364         192,238
                                                        --------        --------

LOSS FROM OPERATIONS                                      (6,526)       (151,461)
                                                        --------        --------

OTHER INCOME                                              39,874          28,983
                                                        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                         33,348        (122,478)
                                                        --------        --------

INCOME TAX (BENEFIT)                                           0         (36,743)
                                                        --------        --------

NET INCOME (LOSS)                                       $ 33,348        ($85,735)
                                                        ========        ========
NET INCOME (LOSS) PER
SHARE                                                   $   0.03          ($0.08)
                                                        ========        ========



         See accompanying notes to consolidated financial statements

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (All Periods Unaudited)

- ----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended
                                                                                           --------------------------------
                                                                                           June 29, 1996      June 24, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                            $   33,348           ($85,735)
  Adjustments to reconcile net Income (loss) to net
    cash used in operating activities:
      Depreciation                                                                                1,612             23,177
      Amortization                                                                                4,497             21,625
      Changes in assets and liabilities provided (used) cash:                                (1,297,956)           (67,943)
                                                                                             ----------          ---------
          Net cash used in operating activities                                              (1,258,499)          (108,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                                        (3,370)
                                                                                             ----------          ---------
          Net cash used in investing activities                                                                     (3,370)
                                                                                             ----------          ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                           (1,258,499)          (112,246)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                         3,628,990            505,169
                                                                                             ----------          ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                                           $2,370,491          $ 392,923
                                                                                             ==========          =========

          See accompanying notes to consolidated financial statements.

ENVIROQ CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT'S REPRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of normal recurring accruals, which Enviroq Corporation considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for the three months ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year ending March 29, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 30, 1996 as filed with the Securities and Exchange Commission.

NOTE 2 - GENERAL

A.   COMPANY INFORMATION

     Enviroq Corporation, a Delaware corporation (the "Company"), was incorporated on February 9, 1995. At the time of its incorporation, the Company was a wholly-owned subsidiary of a Delaware corporation formerly named Enviroq Corporation ("Old Enviroq"). Prior to April 18, 1995, the Company was named New Enviroq Corporation ("New Enviroq"). On April 18, 1995, Old Enviroq distributed all of the issued and outstanding capital stock of New Enviroq to the holders of the common stock of Old Enviroq (the "Distribution"). Following the Distribution, the Company changed its name from New Enviroq Corporation to Enviroq Corporation. Also following the Distribution, Old Enviroq merged with a subsidiary of Insituform Mid-America, Inc. ("IMA") and changed its name to Insituform Southeast, Inc ("Insituform Southeast").

     The Company's principal executive office is located at 100 Union Hill Drive, Birmingham, Alabama 35209, and its telephone number is
     (205) 251-2400. The Company's mailing address is P. O. Box 11169, Birmingham, Alabama 35202.

     The Company is principally engaged in the development, commercialization, formulation and marketing of spray-applied resinous products, and in the treatment of municipal wastewater biosolids. The Company's operations are conducted primarily through Sprayroq(R), Inc., a Florida corporation ("Sprayroq"), and through Synox(R) Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Synox"). The Company owns 50% of the outstanding capital stock of Sprayroq. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials. Synox is engaged in the research, development and marketing of a process for the treatment of municipal wastewater biosolids. To date, most of the revenue and operating income for the Company have resulted from the operations of Sprayroq.

   B. BASIS OF PRESENTATION

   Principles of Consolidation - The consolidated financial statements include the accounts of Enviroq Corporation, Synox and Sprayroq. These financial statements included the historical financial statements of Synox and Sprayroq effective April 18, 1995, as if the operations included herein had been operating as one entity for the periods presented. They include, at their historical amounts, the assets, liabilities, revenues and expenses directly related and those allocated to the businesses which comprise most of the Company's operations. All significant intercompany transactions are eliminated. Although the Company owns 50% of the outstanding capital stock of Sprayroq, all of the operating results of Sprayroq have been included, without discount or reduction.

   C. INCOME (LOSS) PER SHARE

   Income per share was computed by dividing net income by the 1,009,377 shares of common stock outstanding as of June 29, 1996, considering these shares to be outstanding for all periods presented.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Synox is the exclusive licensee of certain technology and know-how under a license agreement with a company controlled by certain affiliates of the Company. The agreement currently covers 15 states in the license territory and grants an option to acquire additional territory on a payment of a prepaid royalty. The option rights expire December 31, 1997.

Under the terms of its license agreement, Synox is subject to minimum royalty provisions and to the maintenance of a $50,000 net worth and the performance of other material provisions of the license agreement. Minimum annual royalties (based upon retaining the 15 states currently under the agreement) are due each January 1, for the ensuing calendar year through the license expiration, according to the following schedule. On January 1, 1995, a minimum royalty expense of $45,168 was paid.



Due Date                                   Amount
- --------                                  --------
January 1, 1997                           $ 90,336
January 1, 1998                            180,671
January 1, 1999                            180,671
January 1, 2000 through 2007               225,839



Pursuant to the merger agreement between Old Enviroq and Synox, the stockholders of Synox at the time of the merger received Old Enviroq shares valued at $672,000 in the aggregate plus the right to received additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. In addition, the then existing obligations of Synox under promissory notes to certain shareholders ($767,376 at September 30, 1991 plus additional interest at 7.66%) shall become payable by Synox in cash only after such time as (i) all the contingent shares have been issued and (ii) accumulated retained earnings are available for such payment. Interest shall become payable only to the extent of available net earnings. As a result of the Distribution of Company shares referred to in Note 2.A above, the obligation to issue contingent shares became an obligation of the Company to issue its shares in lieu of Old Enviroq shares. To the extent additional, contingent shares become issuable in the future or additional obligations become payable in the future, such consideration will be recorded at that time at its fair value and accounted for as additional intangible assets.

The Company and Replico Development Company, Inc. ("Replico") each own
50% of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. Sprayroq was organized with minimum capital, and has obtained operating funds primarily from the Company. As of June 29, 1996, the Company had made loans to Sprayroq to fund the working capital and other needs of Sprayroq in the aggregate outstanding amount of approximately $710,000. These loans became due on April 1, 1995 and the Company has advised Sprayroq that it considers these amounts overdue and immediately payable, and that suitable arrangements need to be made for repayment of this debt. Representatives of Replico have responded by stating that Sprayroq would have difficulty in repaying these amounts, raising questions regarding the propriety of the Company's and its representatives' actions and raising questions regarding the possibility of one party buying out the other party's interest in Sprayroq. The Company has denied any wrongdoing and is engaged in discussions with representatives of Replico to resolve outstanding issues among Replico, Sprayroq and the Company. The discussions regarding these and other issues are ongoing, and the outcome of such discussions cannot be predicted at the time of filing this report.


                                  * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue

   For the three months ended June 29, 1996, the Company generated revenues of approximately $325,000, as compared to approximately $92,000 for the three months ended June 24, 1995, representing an increase of approximately 253%. The increase in revenues is primarily attributable to increased sales by the Company's Sprayroq subsidiary.

Cost of Revenues / Gross Profit

   Cost of revenues were approximately $182,000 for the three months ended June 29, 1996, as compared to approximately $51,000 for the three months ended June 24, 1995, representing an increase of approximately 257%. Cost of revenues increased primarily as a result of increased revenues.

   Gross profit margin was 44% for the three months ended June 29, 1996, as compared to approximately 44% for the three months ended June 24, 1995. The Company was able to maintain approximately the same gross profit margin for the three month period as compared to the corresponding period last year primarily as a result of the ability of the Company's Sprayroq subsidiary to offset increases in costs of materials with increased economies of scale.


Selling, General and Administrative Expenses

   Selling, General and Administrative Expenses ("S,G&A") for the three months ended June 29, 1996 were approximately $149,000, as compared to approximately $192,000 for the three months ended June 24, 1995, a decrease of 22%. The decrease in S,G&A for the three month period is primarily attributable to reduction in expenses at the Company's Synox subsidiary.


Other Income

   Other Income was approximately $40,000 in income for the three months ended June 29, 1996, as compared to approximately $29,000 for the three
   months ended June 24, 1995.   For the three month period ended June 29,
   1996, most of the other income resulted from interest income and accrued interest receivable by the Company from its bank cash deposits, money market accounts, and other investments.


Net Income (Loss)

   For the three months ended June 29, 1996, net income was approximately $33,000, as compared to a net loss of approximately $86,000 for the three months ended June 24, 1995. The net income for the three months ended June 29, 1996 was primarily attributable to increased revenues and income at the Company's Sprayroq subsidiary as well as decreased S,G&A expenses. The net loss for the three months ended June 24, 1995, was primarily attributable to losses at the Company's Synox and Sprayroq subsidiaries.

Financial Condition

   For the three months ended June 29, 1996, stockholder's equity increased, primarily as a result of the associated net income. Total assets, total liabilities and working capital decreased, primarily as a result of the payment of income taxes.

   At June 29, 1996, the Company had approximately $2,745,000 in working capital and a current ratio of 42.7-to-1, as compared to working capital of approximately $2,705,000 and a current ratio of 3.2-to-1 at March 30, 1996.

   At June 29, 1996, the Company's cash and cash equivalents totaled approximately $2,370,000. In addition, accounts receivable totaled approximately $164,000. The Company used cash of approximately $1,259,000 for the three months ended June 29, 1996, primarily as a result of the payment of income taxes and, to a lesser extent, as a result of increased inventories, accounts receivable and prepaid expenses.

   Depreciation and amortization expense was approximately $2,000 for the three months ended June 29, 1996. Net fixed assets decreased approximately $2,000 between March 30, 1996 and June 29, 1996. This decrease is attributable to accumulated depreciation offsetting the purchase of equipment.

   The Company does not believe that there is any appreciable seasonal impact on the business of the Company, although extreme cold weather may impair installation of spray-applied materials which may result in decreased resin sales by Sprayroq.

   The Company's undeveloped property in Jacksonville, Florida (approximately
   10.6 acres) is currently being offered for sale which may result in an increase in the Company's cash.

   Operating cash flow combined with available cash and cash equivalents are currently expected to be sufficient in amount to provide resources to the Company's working capital needs during fiscal year 1997. To the extent that the Company is not able to meet its financial goals, however, the Company's revenues may not be sufficient to satisfy the Company's working capital needs. Consequently, there can be no assurance that the Company's revenues will be sufficient to adequately fund the Company's future working capital needs.

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

None.

ITEM 2 - Changes in Securities

None.


ITEM 3 - Defaults upon Senior Securities

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

None.



ITEM 5 - Other Information

None


ITEM 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included or are incorporated by reference into this Form 10-QSB:

Description of Exhibits

    Item

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

  27     Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8K filed during the period:

       None.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENVIROQ CORPORATION



Date: August 12, 1996           By:   /s/ William J. Long
                                   ---------------------------------
                                          William J. Long, President
                                          and Chief Executive Officer
                                          (Principal Financial and
                                          Accounting Officer