Form 10QSB
period 1996-09-28
ENVIROQ CORP /DE/
filed 1996-11-07
CIK 937256

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB
 (Mark One)

     [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 1996

     [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ________________________

Commission file number        0-25528
                              ------


                               ENVIROQ CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                 59-3290346
        (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

        3918 Montclair Road, Suite 206
             Birmingham,  Alabama                                35213
             --------------------                                -----
      (Address of principal executive offices)                (Zip Code)

                         Issuer's telephone number: (205)870-0588
                                                    -------------


                                       N/A
                   ------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X NO
                                      --    --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, par value $0.01                   1,009,377
       -----------------------------              -----------------
               (Class)                            (Number of Shares)



            Traditional Small Business Disclosure Format (Check one):

                                Yes [x] No [ ]

                      ENVIROQ CORPORATION AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 28, 1996


          ITEM                                                           PAGE
          ----                                                           ----

CONSOLIDATED CONDENSED BALANCE SHEETS -
     MARCH 30, 1996 AND SEPTEMBER 28, 1996                                3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS-
     SIX MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30,1995            5


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
     SIX MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30,1995            6


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      7


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                10


PART II - OTHER INFORMATION                                              12


SIGNATURES                                                               14

ENVIROQ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                Sept. 28,      March 30,
                                                                                  1996            1996
                                                                             -----------     -----------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                $ 2,391,030     $ 3,628,990
    Interest receivable                                                                -           7,890
    Accounts receivable (no allowance considered necessary)                      189,465         126,397
    License fees receivable                                                        4,960           4,960
    Inventories                                                                  208,966         118,390
    Notes receivable                                                              30,577               -
    Prepaid expenses and other assets                                             42,366          34,078
                                                                             -----------     -----------
        Total current assets                                                   2,867,364       3,920,705
                                                                             -----------     -----------

OTHER ASSETS:
    Employee notes receivable                                                     17,000          17,000
    Other                                                                          8,996          17,989
                                                                             -----------     -----------
        Total other assets                                                        25,995          34,989
                                                                             -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
    Land                                                                         310,135         310,135
    Building                                                                           -               -
    Operating equipment                                                           25,563          25,563
    Other equipment and vehicles                                                  59,602          55,048
                                                                             -----------     -----------
                                                                                 395,300         390,746
    Less accumulated depreciation                                                (59,856)        (56,402)
                                                                             -----------     -----------
        Property, plant and equipment, net                                       335,444         334,344
                                                                             -----------     -----------
TOTAL ASSETS                                                                 $ 3,228,803     $ 4,290,038
                                                                             ===========     ===========


          See accompanying notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
================================================================================

                                                                            Sept. 28,          March 30,
                                                                              1996               1996
                                                                          -----------        -----------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   116,421        $   165,753
  Salaries, wages and related taxes                                             7,722              9,814
  Income taxes payable                                                                         1,040,504
                                                                          -----------        -----------
    Total liabilities                                                         124,143          1,216,071
                                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
  Common stock (par value $.01 per share), authorized
  10,000,000 shares, issued
  and outstanding effective
  April 18, 1995, 1,009,377 shares                                             10,094             10,094
  Additional paid-in capital                                                6,190,647          6,190,647
  Accumulated deficit                                                      (3,096,081)        (3,126,774)
                                                                          -----------        -----------

        Total stockholders' equity                                          3,104,660          3,073,967
                                                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                 $ 3,228,803        $ 4,290,038
                                                                          ===========        ===========


         See accompanying notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
================================================================================
                           (All Periods Unaudited)

                                                             Three Months Ended                 Six Months Ended
     `                                                    ---------------------------     --------------------------
                                                           Sept. 28,         Sept. 30,     Sept. 28,       Sept. 30,
                                                              1996              1995          1996            1995

  REVENUES                                                $ 311,113         $ 258,811     $ 635,680       $350,837


  COST OF REVENUES                                          163,556           141,574       345,286        192,823
                                                          ---------         ---------     ---------       --------

  GROSS PROFIT                                              147,557           117,237       290,394        158,014
                                                          ---------         ---------     ---------       --------

  SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                   181,687           240,106       331,051        432,344
                                                          ---------         ---------     ---------       --------

  LOSS FROM OPERATIONS                                      (34,130)         (122,869)      (40,657)      (274,330)
                                                          ---------         ---------     ---------       --------
  OTHER INCOME (LOSS)                                        31,475           (30,345)       71,350         (1,362)
                                                          ---------         ---------     ---------       --------

  INCOME (LOSS) BEFORE INCOME TAXES                          (2,655)         (153,214)       30,693       (275,692)
                                                          ---------         ---------     ---------       --------

  INCOME TAX BENEFIT                                              -            50,000             -         85,000
                                                          ---------         ---------     ---------       --------

  NET INCOME (LOSS)                                       $  (2,655)        $(103,214)    $  30,693      $(190,692)
                                                          =========         =========     =========      =========

  NET INCOME (LOSS) PER
  SHARE                                                   $   (0.00)        $   (0.10)    $    0.03      $   (0.19)
                                                          =========         =========     =========      =========


        See accompanying notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (All Periods Unaudited)
================================================================================

                                                                                             Six Months Ended
                                                                                  ----------------------------------
                                                                                  Sept. 28, 1996        Sept. 30, 1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Not Income (Loss)                                                                 $    30,693          $  (190,692)
    Adjustments to reconcile net Income (Loss) to net
      cash used in operating activities:
      Depreciation                                                                        3,454               48,665
      Amortization                                                                        8,995               43,251
      Changes in assets and liabilities provided (used) cash:                        (1,276,548)            (240,044)
                                                                                     ----------          -----------
         Net cash used in operating activities                                       (1,233,406)            (338,820)
                                                                                     ----------          -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                           (4,554)             (17,601)
                                                                                     ----------          -----------
         Net cash used in investing activities                                           (4,554)             (17,601)
                                                                                     ----------          -----------

  NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                 (1,237,960)            (356,421)

  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                               3,628,990              505,169
                                                                                     ----------          -----------

  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                                 $2,391,030          $   148,748
                                                                                     ==========          ===========

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

The results of operations for the six months ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year ending March 29, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 30, 1996, as filed with the Securities and Exchange Commission.

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

     The Company's principal executive office is located at 3918 Montclair Road, Suite 206, Birmingham, Alabama 35213, and its telephone number is
     (205) 870-0588. The Company's mailing address is P. O. Box 130062, Birmingham, Alabama 35213.

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

     C.  INCOME (LOSS) PER SHARE

     Income per share was computed by dividing net income by the 1,009,377 shares of common stock outstanding as of September 28, 1996, considering these shares to be outstanding for all periods presented.

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


<Caption
DUE DATE                                        AMOUNT
--------------------------------------------------------
January 1, 1997                                $ 90,336
--------------------------------------------------------
January 1, 1998                                 180,671
--------------------------------------------------------
January 1, 1999                                 180,671
--------------------------------------------------------
January 1, 2000 through 2007                    225,839
-------------------------------------------------------

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

The Company and Replico Development Company, Inc. ("Replico") each own 50% of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. Sprayroq has obtained its operating funds primarily from the Company. To date, the Company has made loans to Sprayroq to fund the working capital and other needs of Sprayroq in the aggregate amount of approximately $645,000, plus interest due on principal amounts of approximately $196,000. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996 by Sprayroq . Under the terms of this restructuring and consolidation, the principal amount of the debt is $840,249. The rate of interest on the debt is 7% per annum. The debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001.



                                    * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

     For the three months ended September 28, 1996, the Company generated revenues of approximately $311,000, as compared to approximately $259,000 for the three months ended September 30, 1995, representing an increase of approximately 20%. For the six months ended September 28, 1996, the Company generated revenues of approximately $636,000, as compared to approximately $351,000 for the six months ended September 30, 1995, representing an increase of approximately 81%. The increase in revenues for both the three month period and the six month period is primarily attributable to increased sales by the Company's Sprayroq subsidiary.

Cost of Revenues / Gross Profit

     Cost of revenues were approximately $164,000 for the three months ended September 28, 1996, as compared to approximately $142,000 for the three months ended September 30, 1995, representing an increase of approximately 15%. Cost of revenues were approximately $345,000 for the six months ended September 28, 1996, as compared to approximately $193,000 for the six months ended September 30, 1995, representing an increase of approximately 79%. Cost of revenues increased primarily as a result of increased revenues.

     Gross profit margin was approximately 47% for the three months ended September 28, 1996, as compared to approximately 45% for the three months ended September 30, 1995. Gross profit margin was 46% for the six months ended September 28, 1996, as compared to approximately 45% for the six months ended September 30, 1995. The Company was able to maintain approximately the same gross profit margin for the three month period as compared to the corresponding period last year primarily as a result of the ability of the Company's Sprayroq subsidiary to offset increases in costs of materials with increased economies of scale.


Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S,G&A") for the three months ended September 28, 1996 were approximately $182,000, as compared to approximately $240,000 for the three months ended September 30, 1995, a decrease of 24%. S,G&A for the six months ended September 28, 1996 were approximately $331,000, as compared to approximately $432,000 for the six months ended September 30, 1995, a decrease of 23%. The decrease in S,G&A for the three month period and the six month period is primarily attributable to reduction in expenses at the Company's Synox subsidiary.


Other Income (Expense) - Net

     Other Income (Expense) - Net was approximately $31,000 in income for the three months ended September 28, 1996, as compared to approximately ($30,000) for the three months ended September 30, 1995. Other Income (Expense) - Net was approximately $71,000 in income for the six months ended September 28, 1996, as compared to approximately ($1,000) for the six months ended September 30, 1995. For the three month period and the six month period ended September 28, 1996, most of the other income resulted from interest income and accrued interest receivable by the Company from its bank cash deposits, money market accounts, and other investments. For the three month period and the six month period ended September 30, 1995, most of the expense resulted from increases in expenses, which were not offset by corresponding interest income.


Net Income (Loss)

     For the three months ended September 28, 1996, the net loss was approximately $3,000, as compared to net loss of approximately $103,000 as of September 30, 1995. For the six months ended September 28, 1996, net income was approximately $31,000, as compared to a net loss of approximately $191,000 as of September 30, 1995. The net loss for the three months ended September 28, 1996 was primarily attributable to increases in audit, legal and insurance expenses, while the net loss for the three months ended September 30, 1995, was primarily attributable to losses at the Company's Synox and Sprayroq subsidiaries. Net income for the six month period ended September 28, 1996 was primarily attributable to increases in revenue and gross profit. The net loss for the six month period ended September 30, 1995 was primarily attributable to losses at the Company's Synox and Sprayroq subsidiaries.

Financial Condition

     For the three months ended September 28, 1996, stockholders' equity decreased as compared to the preceding quarter ended June 29, 1996, primarily as a result of the associated net loss. For the six months ended September 28, 1996, stockholders' equity increased as compared to the fiscal year ended March 30, 1996, primarily as a result of the associated net income. For the three months and six months ended September 28, 1996, total assets, total liabilities and working capital decreased, primarily as a result of the payment of income taxes.

     At September 28, 1996, the Company had approximately $2,743,000 in working capital and a current ratio of 23.1-to-1, as compared to working capital of approximately $2,705,000 and a current ratio of 3.2-to-1 at March 30, 1996.

     At September 28, 1996, the Company's cash and cash equivalents totaled approximately $2,391,000. In addition, accounts receivable totaled approximately $189,000. The Company used cash of approximately $1,238,000 for the six months ended September 28, 1996, primarily as a result of the payment of income taxes during the quarter ended June 29, 1996 and, to a lesser extent, as a result of increased inventories, accounts receivable and prepaid expenses.

     Depreciation and amortization expense was approximately $12,000 for the six months ended September 28, 1996. Net fixed assets increased approximately $1,000 between March 30, 1996 and September 28, 1996. This increase is attributable to the purchase of equipment offsetting the accumulated depreciation.

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

None.


ITEM 3 - Defaults upon Senior Securities

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of the Shareholders of the Company was held on September 12, 1996. At the annual meeting, the Shareholders elected seven (7) directors to serve for the ensuing year, and ratified management's appointment of Deloitte and Touche, LLP as the Company's independent public accountants. With respect to the election of directors, the following table provides the results of the vote:


                                                           VOTES                VOTES            ABSTENSIONS/
                          DIRECTOR                          FOR                AGAINST            NON-VOTES
         -------------------------------------------------------------------------------------------------------
                    Charles A. Long, Jr                   931,656              6,591                 0
                      William J. Long                     931,936              6,311                 0
                    Antonio M. Marinelli                  932,016              6,231                 0
                    Michael X. Marinelli                  931,656              6,591                 0
                    Orlando M. Marinelli                  931,656              6,591                 0
                   W. T. Goodloe Rutland                  931,966              6,281                 0
                   Alexander P. Zechella                  931,966              6,281                 0


With respect to the appointment of Deloitte and Touche, there were 937,159 votes cast for the appointment, 668 votes cast against, and 420 abstentions and non-votes.


ITEM 5 - Other Information

In a letter to the shareholders contained in the annual report of Company for the year ended March 30, 1996, the president and chief executive officer of the Company made the following statement:

         "The strong financial position of the Company, along with its status as a public company, may offer opportunities for growth. The management of your Company is therefore searching for opportunities to leverage the Company's advantages to bring additional value to its shareholders. Such opportunities may or may not involve the Company's traditional businesses and markets."

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

        10.01     Consolidated Note dated October 21, 1996 and issued by Sprayroq, Inc. in favor of the Company in aggregate principal sum of $840,249.

        27        Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8K filed during the period:

        None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ENVIROQ CORPORATION


Date: November 5, 1996                         By:   /s/ William J. Long
                                                     --------------------
                                                     William J. Long, President
                                                     and Chief Executive Officer
                                                     (Principal Financial and
                                                     Accounting Officer