Form 10QSB
period 1996-12-28
ENVIROQ CORP /DE/
filed 1997-02-11
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-QSB
     (Mark One)

        [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 28, 1996

        [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    -----------------------

Commission file number        0-25528
                       --------------

                              ENVIROQ CORPORATION
       (Exact name of small business issuer as specified in its charter)

                  Delaware                               59 -3290346
       (State or other jurisdiction of                 (I.R.S.Employer
        incorporation or organization)                Identification No.)


        3918 Montclair Road, Suite 206
             Birmingham,  Alabama                            35213
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)


                    Issuer's telephone number: (205)870-0588
                                               -------------

                                    N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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
                                YES X    NO
                                   ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Common Stock, par value $0.01               1,009,377
              -----------------------------           ------------------
                          (Class)                     (Number of Shares)



           Traditional Small Business Disclosure Format (Check one):
                                Yes [x]    No [ ]

                      ENVIROQ CORPORATION AND SUBSIDIARIES

                         FORM 10-QSB  DECEMBER 28, 1996


              ITEM                                                       PAGE
              ----                                                       ----
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)-
     DECEMBER 28, 1996 AND MARCH 30, 1996                                    3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)-
     THREE AND NINE MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30,1995      5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)-
     NINE MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30,1995                6

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS               7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                   10

PART II - OTHER INFORMATION                                                 13

SIGNATURES                                                                  15


ENVIROQ CORPORATION


CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------
                                                              Dec. 28,        March 30,
                                                                1996            1996
                                                            -------------  --------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                   $  2,449,622   $   3,628,990
 Interest receivable                                                    -           7,890
 Accounts receivable (no allowance considered necessary)          132,248         126,397
 Notes receivable                                                  30,577               -
 License fees receivable                                            4,960           4,960
 Inventories                                                      116,371         118,390
 Prepaid expenses and other assets                                 33,925          34,078
                                                             ------------   -------------
    Total current assets                                        2,767,703       3,920,705
                                                             ------------   -------------
OTHER ASSETS:
 Employee notes receivable                                         17,000          17,000
 Other                                                              4,497          17,989
                                                             ------------   -------------
    Total other assets                                             21,497          34,989
                                                             ------------   -------------
PROPERTY, PLANT AND EQUIPMENT, at cost
 Land                                                             310,135         310,135
 Operating equipment                                               25,563          25,563
 Other equipment and vehicles                                      40,241          55,048
                                                             ------------   -------------
                                                                  375,939         390,746
 Less accumulated depreciation                                    (43,507)        (56,402)
                                                             ------------   -------------
    Property, plant and equipment, net                            332,432         334,344
                                                             ------------   -------------
TOTAL ASSETS                                                 $  3,121,632   $   4,290,038
                                                             ============   =============

See accompanying notes to unaudited consolidated condensed financial statements.

ENVIROQ CORPORATION


CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
                                                         Dec. 28,    March 30,
                                                           1996        1996
                                                        ----------  -----------
[S]                                                    [C]          [C]
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                 $    41,738  $   165,753
 Salaries, wages and related taxes                           7,647        9,814
 Income taxes payable                                            -    1,040,504
                                                       -----------  -----------
   Total liabilities                                        49,385    1,216,071
                                                       -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
 Common stock (par value $.01 per share), authorized
  10,000,000 shares, issued and outstanding effective
  April 18, 1995,  1,009,377 shares                         10,094       10,094
 Additional paid-in capital                              6,190,647    6,190,647
 Accumulated deficit                                    (3,128,494)  (3,126,774)
                                                       -----------  -----------
   Total stockholders' equity                            3,072,247    3,073,967
                                                       -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 3,121,632  $ 4,290,038
                                                       ===========  ===========

See accompanying notes to unaudited consolidated condensed financial statements.


ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                       ------------------------     -----------------------
                                       DEC. 28,        DEC. 30,     DEC. 28,       DEC. 30,
                                         1996            1995         1996           1995
REVENUES                               $ 304,289      $ 309,278     $ 939,969     $ 660,115

COST OF REVENUES                         156,145        191,669       501,430       384,492
                                       ---------      ---------     ---------     ---------
GROSS PROFIT                             148,144        117,609       438,539       275,623
                                       ---------      ---------     ---------     ---------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  207,993        147,059       539,044       579,403
                                       ---------      ---------     ---------     ---------
LOSS FROM OPERATIONS                     (59,849)       (29,450)     (100,506)     (303,780)
                                       ---------      ---------     ---------     ---------
OTHER INCOME (EXPENSE) NET                36,661         (3,276)      108,011        (4,638)
                                       ---------      ---------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES        (23,188)       (32,726)        7,505      (308,418)
                                       ---------      ---------     ---------     ---------
INCOME TAX (EXPENSE) BENEFIT              (9,225)        10,000        (9,225)       95,000
                                       ---------      ---------     ---------     ---------
NET LOSS                               $ (32,413)     $ (22,726)    $  (1,720)    $(213,418)
                                       =========      =========     =========     =========
NET LOSS PER
SHARE                                  $   (0.03)     $   (0.02)    $   (0.00)    $   (0.21)
                                       =========      =========     =========     =========

See accompanying notes to unaudited consolidated condensed financial statements.


ENVIROQ CORPORATION


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED
                                                             ----------------------------
                                                             DEC. 28, 1996  DEC. 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $    (1,720)   $  (213,418)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                                     6,714         74,153
   Amortization                                                    13,492         64,876
   Decrease in income taxed payable                            (1,040,504)
   Changes in assets and liabilities provided (used) cash        (152,547)      (217,270)
                                                              -----------    -----------
    Net cash used in operating activities                      (1,174,565)      (291,659)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in cash surrender value of
 life insurance                                                         -         29,917
 Decrease in other long-term liabilities                                -        (46,833)
 Additions to property, plant and equipment                        (4,803)       (18,556)
                                                              -----------    -----------
    Net cash used in investing activities                          (4,803)       (35,472)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                    -              -
                                                              -----------    -----------
                                                              -----------    -----------
NET DECREASE IN CASH AND
                                                              -----------    -----------
 CASH EQUIVALENTS                                              (1,179,368)      (327,131)
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                            3,628,990        505,169

CASH AND CASH EQUIVALENTS                                     -----------    -----------
 AT END OF PERIOD                                             $ 2,449,622    $   178,038
                                                              ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements.

ENVIROQ CORPORATION


NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT'S REPRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of normal recurring accruals, which Enviroq Corporation considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for the three and nine months ended December 28, 1996 are not necessarily indicative of the results to be expected for the full year ending March 29, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 30, 1996, as filed with the Securities and Exchange Commission.

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

   C. NET LOSS PER SHARE

   Net loss per share was computed by dividing net loss by the 1,009,377 shares of common stock outstanding as of December 28, 1996, considering these shares to be outstanding for all periods presented.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Synox is the exclusive licensee of certain technology and know-how under a license agreement with a company controlled by certain affiliates of the Company. The agreement currently covers 15 states in the license territory and grants an option to acquire additional territory on a payment of a prepaid royalty. The option rights expire December 31, 1997.

Under the terms of its license agreement (as amended), Synox is subject to minimum royalty provisions and to the maintenance of a $50,000 net worth and the performance of other material provisions of the license agreement. Minimum annual royalties (based upon retaining the 15 states currently under the agreement) are due each January 1, for the ensuing calendar year through the license expiration, according to the following schedule. On January 1, 1995, a minimum royalty expense of $45,168 was paid. The license agreement was amended on December 20, 1996 to change the expiration date of the license and to provide that no minimum royalty payment would be due on January 1, 1997, but that such minimum royalty payments would resume on January 1, 1998, in accordance with the following schedule.


DUE DATE                                         AMOUNT
January 1, 1998                                 $ 90,336
January 1, 1999                                  180,671
January 1, 2000                                  180,671
January 1, 2001 through 2008                     225,839


Pursuant to the merger agreement between Old Enviroq and Synox, the stockholders of Synox at the time of the merger received Old Enviroq shares valued at $672,000 in the aggregate plus the right to receive additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. In addition, the then existing obligations of Synox under promissory notes to certain shareholders ($767,376 at December 30, 1991 plus additional interest at 7.66%) shall become payable by Synox in cash only after such time as (i) all the contingent shares have been issued and (ii) accumulated retained earnings are available for such payment. Interest shall become payable only to the extent of available net earnings. As a result of the Distribution of Company shares referred to in Note 2.A above, the obligation to issue contingent shares became an obligation of the Company to issue its shares in lieu of Old Enviroq shares. To the extent additional, contingent shares become issuable in the future or additional obligations become payable in the future, such consideration will be recorded at that time at its fair value and accounted for as additional intangible assets.

The Company and Replico Development Company, Inc. ("Replico") each own 50% of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. Sprayroq has obtained its operating funds primarily from the Company. Prior to October 15, 1996, the Company had made loans to Sprayroq to fund the working capital and other needs of Sprayroq. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996 by Sprayroq. As of December 28, 1996, the principal amount of the debt was approximately $839,000. The rate of interest on the debt is 7% per annum. The debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001.


                                   * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue

   For the three months ended December 28, 1996, the Company generated revenues of approximately $304,000, as compared to approximately $309,000 for the three months ended December 30, 1995, representing a decrease of approximately 2%. For the nine months ended December 28, 1996, the Company generated revenues of approximately $940,000, as compared to approximately $660,000 for the nine months ended December 30, 1995, representing an increase of approximately 42%. The decrease in revenues for the three-month period is primarily attributable to differences in timing in the release of orders for materials from Sprayroq's licensees, while the increase in revenues for the nine-month period is primarily attributable to increased sales by the Company's Sprayroq subsidiary.


Cost of Revenues / Gross Profit

   Cost of revenues were approximately $156,000 for the three months ended December 28, 1996, as compared to approximately $192,000 for the three months ended December 30, 1995, representing a decrease of approximately 19%. Cost of revenues were approximately $501,000 for the nine months ended December 28, 1996, as compared to approximately $384,000 for the nine months ended December 30, 1995, representing an increase of approximately 23%.
   Cost of revenues for the three-month period decreased primarily as a result of decreased revenues and lower than expected costs associated with new licenses. The increase in cost of revenues for the nine-month period is primarily a result of increased revenues.

   Gross profit margin was approximately 49% for the three months ended December 28, 1996, as compared to approximately 38% for the three months ended December 30, 1995. Gross profit margin was 47% for the nine months ended December 28, 1996, as compared to approximately 42% for the nine months ended December 30, 1995.


Selling, General and Administrative Expenses

   Selling, General and Administrative Expenses ("S,G&A") for the three months ended December 28, 1996 were approximately $208,000, as compared to approximately $147,000 for the three months ended December 30, 1995, an increase of 41%. S,G&A for the nine months ended December 28, 1996 were approximately $539,000, as compared to approximately $579,000 for the nine
   months ended December 30, 1995, a decrease of 14%.   The increase in S,G&A
   for the three-month period is primarily a result of increased legal expenses relating primarily to the consolidation of the debt associated with Sprayroq. The decrease in S,G&A for the nine-month period is primarily attributable to a reduction in expenses at the Company's Synox subsidiary.

Other Income (Expense) - Net

   Other Income (Expense) - Net was approximately $37,000 in income for the three months ended December 28, 1996, as compared to approximately ($3,000) for the three months ended December 30, 1995. Other Income (Expense) - Net was approximately $108,000 in income for the nine months ended December 28, 1996, as compared to approximately ($5,000) for the nine months ended
   December 30, 1995.   For the three-month period and the nine-month period
   ended December 28, 1996, most of the other income resulted from interest income to the Company from its bank cash deposits, money market
   accounts, and other investments.   For the three-month period and the
   nine-month period ended December 30, 1995, most of the expense resulted from increases in expenses, which were not offset by corresponding interest income.

Net Loss

   For the three months ended December 28, 1996, the net loss was approximately $32,000, as compared to net loss of approximately $23,000 as of December 30, 1995. For the nine months ended December 28, 1996, net loss was approximately $2,000, as compared to a net loss of approximately $213,000 as of December 30, 1995. The net loss for the three months ended December 28, 1996 was primarily attributable to increases in legal expenses, while the net loss for the three months ended December 30, 1995, was primarily attributable to losses at the Company's Synox and Sprayroq subsidiaries.
   The net loss for the nine-month period ended December 28, 1996 was primarily attributable to increases in or changes in the timing of legal, insurance and audit expenses, which offset increases in revenue and gross profit. The net loss for the nine-month period ended December 30, 1995 was primarily attributable to losses at the Company's Synox and Sprayroq subsidiaries.

Financial Condition

   For the three months ended December 28, 1996, stockholders' equity decreased as compared to the preceding quarter ended September 28, 1996, primarily as a result of the associated net loss. For the nine months ended December 28, 1996, stockholders' equity decreased as compared to the fiscal year ended March 30, 1996, primarily as a result of the net loss of the quarter ended December 28, 1996.

   At December 28, 1996, the Company had approximately $2,718,000 in working capital and a current ratio of 56.0-to-1, as compared to working capital of approximately $2,705,000 and a current ratio of 3.2-to-1 at March 30, 1996. The change in current ratio resulted primarily from the reduction in income taxes payable.

   At December 28, 1996, the Company's cash and cash equivalents totaled approximately $2,450,000. In addition, accounts receivable totaled approximately $132,000. The Company used cash of approximately $1,179,000 for the nine months ended December 28, 1996, primarily as a result of the payment of income taxes during the quarter ended June 29, 1996 and, to a lesser extent, as a result of increased inventories, accounts receivable and prepaid expenses.

   Depreciation and amortization expense was approximately $20,000 for the nine months ended December 28, 1996. Net fixed assets decreased approximately $2,000 between March 30, 1996 and December 28, 1996. This decrease is attributable to the accumulated depreciation as well as adjustments relating to the abandonment of obsolete assets, which offset purchases of equipment.

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

None.


ITEM 3 - Defaults upon Senior Securities

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

None.


ITEM 5 - Other Information

On November 26, 1996, Fidelity and Deposit Company of Maryland ("F&D") foreclosed on certain shares of Company common stock that were owned by SCE, Incorporated ("SCE") and Sullivan, Long & Hagerty, Inc.("SLH"). Prior to the foreclosure, SCE owned 9,318 shares of Company common stock, and SLH owned 294,900 shares of Company common stock (collectively, the "Shares"). A security interest had been granted previously to F&D by SCE and SLH in most of the property of SCE and SLH (including the Shares) pursuant to a Financial Assistance Agreement dated December 22, 1995 by and among F&D, SCE and SLH. William J. Long subsequently purchased from F&D a portion of the Shares that were foreclosed upon, bringing the aggregate number of shares of Company common stock owned beneficially by Mr. Long to 263,389, or 26% of the outstanding common stock of the Company. These transactions have been reported previously in a series of Schedule 13Ds and amendments thereto filed on behalf of SCE, SLH and Mr. Long.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included or are incorporated by reference into this Form 10-QSB:


Description of Exhibits
-----------------------

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

    4.01   Certificate of Designation of Rights and Preferences of Series A
           Preferred Stock.  Exhibit 4.01 to the Company's Registration
           Statement on Form 10-SB/A2 dated April 12, 1995 , is incorporated herein by reference (Commission File No. 0-25528).

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

    10.01  Further Amended Agreement as of December 20, 1996 by and between
           Long Enterprises, Inc. and Synox Corporation.

    27.00  Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8K filed during the period:

    None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ENVIROQ CORPORATION


Date: February 11, 1997                  By: /s/ William J. Long
                                             ----------------------------
                                             William J. Long, President
                                             and Chief Executive Officer
                                             (Principal Financial and
                                             Accounting Officer)