Form 10KSB40
period 1997-03-29
ENVIROQ CORP /DE/
filed 1997-06-27
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
(Mark One)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)     [No Fee Required]
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 29, 1997

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) [No Fee Required]
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

Commission file number  0-25528

                              ENVIROQ CORPORATION
                 (Name of small business issuer in its charter)

            Delaware                                    59-3290346
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

         3918 Montclair Road, Suite 206
               Birmingham, Alabama                        35213
    (Address of principal executive offices)            (Zip Code)

                   Issuer's telephone number: (205) 870-0588

        Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                 Name of each exchange on which registered

         None                                         None
         ----                                         ----

        Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of June 6, 1997, the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $849,000, based on $2.00 per share being an average of the bid and asked prices listed on the NASD "Bulletin Board" system.

         State issuer's revenues for its most recent fiscal year: $1,338,807

         As of June 25, 1997, the Registrant had issued 1,009,377 shares of Common Stock, par value $0.01.

         Transitional Small Business Disclosure Format YES      NO  X
                                                          ----     ----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT: HISTORY.

         Enviroq Corporation, a Delaware corporation (the "Company"), was incorporated on February 9, 1995. At the time of its incorporation, the Company was a wholly-owned subsidiary of a Delaware corporation formerly named Enviroq Corporation ("Old Enviroq"). Prior to April 18, 1995, the Company was named New Enviroq Corporation ("New Enviroq"). On April 18, 1995, Old Enviroq distributed all of the issued and outstanding capital stock of New Enviroq to the holders of the common stock of Old Enviroq (the "Distribution"). Following the Distribution, the Company changed its name from New Enviroq Corporation to Enviroq Corporation. Also following the Distribution, Old Enviroq merged (the "Merger") with a subsidiary of Insituform Mid-America, Inc. ("IMA") and changed its name to Insituform Southeast, Inc. ("Insituform Southeast"). In a transaction subsequent to and unrelated to the Merger, IMA was acquired by Insituform Technologies, Inc.

         The Company's principal executive office is located at 3918 Montclair Road, Suite 206, Birmingham, Alabama 35213, and its telephone number is (205) 870-0588. The Company's mailing address is P. O. Box 130062, Birmingham, Alabama 35213.

         BUSINESS AND BUSINESS STRATEGY OF ISSUER.

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

         The strong financial position of the Company, along with its status as a public company, may offer opportunities for growth or other strategic alliances. The management of the Company is therefore searching for opportunities to leverage the Company's advantages to bring additional value to its Shareholders. Such opportunities may or may not involve the Company's traditional business and markets. There can be no assurances, however, that the Company will be successful in locating or capitalizing on any such opportunities.

         During the fiscal year ended March 29, 1997, most of the income and gross profit of the Company was attributable to the operations of Sprayroq.

         BACKGROUND ON OPERATIONS OF SPRAYROQ, INC.

         Sprayroq, Inc. was initially organized in January, 1991 as Enviroq Resin Development,

Inc., a Florida corporation, to be a member of a joint venture to develop, commercialize, manufacture and market technology and know-how relating to the spray application of chemicals and additives in the rehabilitation, repair and reconstruction of certain pipes, pipelines, manholes, wetwells, drains and wastewater treatment facilities. The other member of this joint venture was Replico Development Company, Inc., a Pennsylvania corporation ("Replico"). In February, 1992, the name of Enviroq Resin Development, Inc. was changed to Sprayroq, Inc. In March, 1992, Replico contributed all of its rights and interests in the joint venture to Sprayroq in exchange for 50% of the outstanding common stock of Sprayroq, which resulted in the Company and Replico each owning fifty percent of the outstanding capital stock of Sprayroq. Pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as a successor to Old Enviroq), Sprayroq and Replico (the "Stockholder Agreement"), the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. At this same time, Sprayroq assumed all of the obligations of the joint venture, including the payment obligations of the joint venture pursuant to a promissory note dated March 25, 1992 from the joint venture to the Company in the principal amount of $181,143.29. The Stockholder Agreement also provides that the stockholders of Sprayroq may make loans to Sprayroq for legitimate business purposes.

         Since its organization, Sprayroq has engaged in the development, commercialization, formation and marketing of spray-applied resinous materials. At the present time, Sprayroq has developed two products; SprayWall(R) and SprayShield(R). Sprayroq has also developed additional materials utilizing polyureas, epoxies and other resin technologies which may have future commercial application. Sprayroq has entered into licensing agreements with seven installers to provide for the promotion, sale and installation of SprayWall, and two installers for the promotion, sale and installation of SprayShield. Both SprayWall and SprayShield have significant corrosion and abrasion resistance. SprayWall is a spray-applied resinous material that can achieve structural strength and is relatively rigid. SprayWall was initially developed to be utilized for the reconstruction of manholes. Other SprayWall applications include the reconstruction of vaults, underground tanks, as a corrosion resistant lining for underground pipe, etc. SprayShield is a pliable, spray-applied elastomeric material for waterproofing use in flumes and tanks, and has also been installed in truck beds of truck trailers for containment of potential spillage, during shipment, of hazardous materials. Other uses of SprayShield include installation inside the bodies of dump trucks to reduce damage from abrasion and the lining of pipes for corrosion protection.

         Sprayroq was organized with minimum capital, and has obtained operating funds primarily from the Company. Of the total amount owed to the Company by Sprayroq, $547,219 was loaned by the Company pursuant to written promissory notes made by Sprayroq to the Company (collectively, the "Sprayroq Notes"). The Sprayroq Notes became due on April 1, 1995. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996 by Sprayroq. The principal amount of the debt as of October 21, 1996 was approximately $840,000. The rate of interest on the debt is 7% per annum, and the debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001. As of March 29, 1997, the Company had made loans to Sprayroq in the aggregate amount of approximately $837,000.

         Under the Stockholder Agreement between the Company and Replico, the Company is given certain rights of control over Sprayroq, including the right to designate its executive officers and to elect a majority of the board of directors. Since the formation of Sprayroq, the chief executive officer of Sprayroq has also been the chief executive officer of the Company.
Nevertheless, from time to time during fiscal year 1997 and continuing to the present, one or more of the principals of Replico has, either on their own behalf or on the behalf of Replico, raised issues or otherwise questioned the Company's management of and designation of officers of Sprayroq. Among such issues and questions is the suggestion of a conflict of interest, as yet undefined, in connection with the election of William J. Long as the chief executive officer of both Sprayroq and the Company. Another such issue relates to the assertion that Replico and or certain affiliates of Replico should be free to engage in certain ventures that may present opportunities for Sprayroq and/or be competitive with Sprayroq, or that utilize certain technology and/or technology rights belonging to Sprayroq, and that the corresponding responses of Sprayroq's management to Replico might somehow be improper. Management of the Company believes that all actions taken have been entirely within the terms and the sprit of the Stockholder Agreement with respect to the management of Sprayroq, and Sprayroq's responses to the questions and issues raised by Replico and or its principals. However, no assuarances can be given that Replico or its affiliates will not pursue claims against Sprayroq, the Company, and/or their respective affiliates, or that the outcome of such matters will be favorable to the Company.


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

         Synox was organized as a Delaware corporation on May 23, 1986, and was acquired by the Company on September 30, 1991. Synox has licensed a process for the treatment of municipal wastewater biosolids (the "Synox Process(R)"), and other related processes for producing and managing usable end products from wastewater biosolids. The intellectual property and know-how underlying the Synox Process is licensed to Synox by Long Enterprises, Inc., an Alabama corporation controlled by Charles A. Long, Jr., a Director of the Company and the father of William J. Long, the President, Chief Executive Officer and a Director of the Company ("Long Enterprises"). The Synox Process utilizes ozone along with supplemental physical and chemical treatment steps to disinfect, deodorize and thicken municipal wastewater biosolids. Dewatering and pelletizing techniques developed by Synox combine treated biosolids with other recyclable materials to yield an end-product that has the potential to be used as a soil amendment or burned as a fuel.

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

         As a result of the lack of activity in the markets addressed by the Synox Process, the Company elected, during fiscal year 1996, to reduce substantially the operations at Synox in order to minimize expense. The two full-time employees of Synox were terminated and the full scale demonstration plant of Synox located in Jacksonville, Florida was closed. Substantially all of the assets of Synox were written off during fiscal year 1996. It is expected that the demonstration plant will be dismantled during fiscal year 1998. Nevertheless, management of the Company believes that the Synox Process may become valuable in the future, provided that, among other factors, a full implementation and vigorous enforcement of the existing EPA Regulations is realized; funding becomes available to municipalities to enable municipalities to implement processes such as the Synox Process; the Synox Process, at such time in the future, is competitive and viable; and, at such time in the future, the beneficial use of Class A biosolids is generally accepted.

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

         Both Synox and Sprayroq conduct marketing activities, which typically include: (i) identifying new markets and market strategies, trade shows, advertising, direct mail, news releases, and other promotional activities; (ii) brochures, video, Internet "Web" pages, and slide presentations; and (iii) other sales aids and investor relations. Sales and marketing activities are directed to potential licensees, engineers (both in the municipal and industrial sectors), public works officials, consulting engineers, mayors, and other public officials to introduce them to, and educate them about, the products and services offered by the Company.

         CUSTOMERS.

         Sprayroq's sales are almost exclusively to its licensees. The majority of Sprayroq's revenues are derived from the sale of resinous materials, principally SprayWall and SprayShield. Additional revenues are derived from fees arising out of license agreements, along with related sales of equipment, spare parts, and technical support. These licensees market, sell and install Sprayroq products primarily to municipal and industrial customers. An aggregate of 81% of Sprayroq's sales for fiscal year 1997 were made to two customers which amounted to sales totalling approximately $694,000 and $391,000 to Insituform Southeast, Inc. and Southwestern Underground, respectively. Synox Corporation currently has no customers.

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

         The Company believes that, over the next few years, if existing regulations governing the treatment and disposal of biosolids are vigorously enforced and if the required capital is located to fund necessary improvements, increased wastewater flow and more efficient wastewater treatment (which generates more biosolids) may encourage many of these plants to change or upgrade their biosolids treatment processes. At the present time, however, such regulations are not being vigorously enforced and, therefore, are having little impact on the market. Consequently, no assurance can be given that vigorous regulatory enforcement will occur or that it will positively effect Synox or the Company. See "Description of Business -- Background on Operations of Synox Corporation."

         COMPETITION.

         Sprayroq.

         Sprayroq faces competition, either directly from companies marketing similar resin products, or indirectly, from other techniques and technologies which accomplish similar results in a different manner. Other companies provide resin materials which may be spray-applied, or are similar but which are applied in a different manner, or are not similar but which provide similar results.

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


         Synox.

         Synox faces competition from a number of suppliers employing more traditional, well-known and accepted methods of wastewater biosolids treatment. All biosolids treatment processes, including the Synox Process, have strengths and weaknesses and no one process is the best choice in all situations. Competing biosolids treatment processes include alkaline stabilization/fixation, heat drying/pelletizing, and composting. For some potential customers, more conventional treatment methods will be adequate. There are a number of companies marketing specific technologies that offer many of the same advantages as the Synox Process over conventional wastewater biosolids treatment techniques. Many of these companies employ techniques that may produce soil amendment products or fuel from the treated biosolids. These companies, which are well established and better financed than Synox, constitute substantial, direct competition for Synox. See "Description of Business -- Background on Operations of Synox Corporation."

         PATENTS AND LICENSES.

         Sprayroq.

         Sprayroq currently has not pursued registering any patents with respect to its products. Management believes that the formulations of the SprayWall and SprayShield products are proprietary to Sprayroq and are protected as know-how and trade secrets. Sprayroq has licensed the formulation of the SprayWall product to Mitsui Chemical and Toa Grout, Inc. of Japan.


         Synox.

         Synox is the exclusive licensee under a license agreement dated May 27, 1986, as amended on May 16, 1991, October 5, 1994, and December 20, 1996, between Synox and Long Enterprises (the "License Agreement"), pursuant to which Synox has obtained rights to six U.S. patents relating to the Synox Process.

         The patents and patent applications covered by the License Agreement, and their expiration dates are listed below:


         Number            Name          Description                            Expiration
         ------------------------------------------------------------------------------------
         4,487,699         Long         Sewage Biosolids Treatment              Dec. 11, 2001
                                        Apparatus and Process

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

         4,659,464         Long         Apparatus for Dispersing                Apr. 21, 2004
                                        Biosolids With Gas Impingement

         4,695,388         Long         Apparatus and Process for              Sept. 22, 2004
                                        Rapid Sewage Biosolids Separation

         4,936,983         Long         Sewage Biosolids Treatment              June 26, 2007
                                        with Gas Injection

         5,147,563         Long         Improved Sewage Sludge Treatment       Sept. 29, 2009
                                        With Gas Injection


         The License Agreement grants to Synox exclusive rights to license the Synox Process in the following territory comprising the states of Maryland, Delaware, Virginia, West Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Kentucky, Tennessee, California, Texas, Arizona, New Mexico and the District of Columbia. Long Enterprises has also granted Synox an option to extend the territory under the License Agreement to include the entire United States, its possessions and Puerto Rico. This option may be exercised in its entirety by payment by the Company to Long Enterprises of an exercise fee of $500,000. Alternatively, Synox may exercise the option only with respect to the Northeast Territory (consisting of the states of New Jersey, New York, Massachusetts, Connecticut, Rhode Island, Vermont, New Hampshire and Maine) for an exercise payment of $137,522.72; or with respect to the West Central Territory (consisting of the states of Washington, Oregon, Nevada, Idaho, Utah, Montana, Wyoming, Colorado, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Arkansas, Louisiana, Mississippi, Wisconsin, Illinois, Michigan, Indiana, Ohio, Pennsylvania, Hawaii, Alaska and the possessions of the United States) for an exercise payment of $362,477.28.

         This option will expire on December 31, 1997. Long Enterprises has agreed to allow Synox to market the Synox Process in the extended territory without exercising its option with the understanding that, upon any sale pursuant to the License Agreement, Synox would exercise its option on the extended territory. As amended, the License Agreement expires on September 28, 2010, or the later date of termination of the last to expire of any patent issued pursuant to the patent applications and continuations in part relating to the subject matter of the License Agreement in existence on May 16, 1991, and thereafter prosecuted by the licensor or its assignor, Charles A. Long, Jr. (the "Long License Expiration").

         Under the License Agreement, Synox will pay royalties of 4% of the total contract value of each Synox Process installation (which begins with a storage unit for thickened biosolids and ends with biosolids thickening and chemical contact), less allowable deductions, such as the building, site preparation, paving, land and landscape.

         Minimum annual royalties (based on retaining the existing territory of 15 states listed above) are due each January 1, beginning January 1, 1995, for the ensuing calendar year through the Long License Expiration. On January 1, 1995, a minimum royalty payment of $45,168 was made. The License Agreement was amended on December 20, 1996 to change the expiration date of the license and to provided that no minimum royalty payment would be due on January 1, 1997, but that such minimum royalty payments would resume on January 1, 1998, in accordance with the following schedule:

 Date Due                                                      Amount
 --------------------------------------------------------------------
 January 1, 1998                                              $    90,335.51
 January 2, 1999                                              $   180,671.02
 January 1, 2000                                              $   180,671.02
 January 1, 2001, and on each January  1
 through Long License Expiration                              $   225,838.77

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

         At the present time, Sprayroq's principal products are characterized as polyurethanes and utilize several chemicals, including diisocyanates. Diisocyanates have been in general use for many years, in many applications including automobile parts, insulation, floor coverings, and roofing. Guidelines regarding the use of diisocyanates were published by the U.S. Department of Health, Education and Welfare, Public Health Service, Center for Disease Control, and National Institute for Occupational Safety and Health (NIOSH) in September, 1978. Additional documentation regarding recommended precautions and procedures to be used with such chemicals has been provided by the supplier of the chemicals, and Sprayroq instructs all licensees to follow the procedures set forth in this documentation. Sprayroq's supplier reports that diisocyanates and other such chemicals have been in general use for more than fifty years, and that the issues relating to their safe use are well known. There can be no assurance, however, that NIOSH or other regulatory organizations, governmental agencies, etc. might, in the future, determine that such chemicals are hazardous or otherwise harmful, or might otherwise regulate or prevent their use.

         Sprayroq's licensee in Denmark has reported that the spraying of diisocyanates in a confined space is not allowed according to a regulatory agency of the Danish government. The management of Sprayroq is not aware of any other similar prohibition of the use of diisocyanates in other countries. While the management of Sprayroq believes that the objections of the Danish regulatory agency will eventually be overcome, there can be no assurance that such objection will not persist, nor can assurance be given that similar objections will not occur in the future in other countries, geographical and/or political divisions.

         EQUIPMENT.

         The Company owns or leases a number of trailers, vans, and other equipment which are necessary to the operations of the Company.

         RESEARCH AND DEVELOPMENT.

         The Company engages in research and development ("R&D") efforts to develop new products, improve existing products, reduce its costs and expand potential applications. The Company incurred R&D expenses with respect to Synox and Sprayroq of approximately $23,000 in the year ended March 29, 1997 and $28,000 in the year ended March 30, 1996.

         EMPLOYEES.

         As of June 25, 1997, the Company had five full-time employees and two part-time employees.

ITEM 2. PROPERTIES

         (a) The Company owns approximately 10.6 acres of real estate adjacent to Old Enviroq's facilities at 11511 Phillips Highway South in Jacksonville, Florida. At the present time, this acreage is undeveloped and is zoned industrial light and light industrial. The Company currently has no plans to improve or develop the property and has advertised the property for sale.

         The Company leases, on a month-to-month basis, approximately 1,300 square feet of office space located at 3918 Montclair Road, Birmingham, Alabama 35213. This leased space serves as the principal executive offices of the Company and, after the initial year of the lease, may be canceled upon 90 days notice. The Company believes that these executive offices are adequate for the conduct of the business of the Company. The Company also leases, on a month-to-month basis, approximately 200 square feet of office space and three mobile trailers which serve as production facilities for Sprayroq located at Old Enviroq's facilities at 11511 Phillips Highway South, Jacksonville, Florida. The Company's Jacksonville facilities are leased by the Company from Insituform Southeast for an aggregate monthly rental of $600. The Company anticipates relocating the Jacksonville facilities to Birmingham, Alabama during the fiscal year ending March, 1998.

         The Company also owns certain equipment, fixtures and other personal property located on real property owned by the city of Jacksonville, Florida. This personal property was used in connection with a full-scale demonstration plant for the Synox Process. The Company anticipates removing this facility during the fiscal year ending March, 1998.

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

         Management believes that the foregoing properties are adequately insured.


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved, from time to time, in various legal proceedings incidental to the conduct of its business. The Company is not currently engaged in any legal proceedings that are presently expected to have a material adverse effect on the Company.

         The Company filed suit (the "Lawsuit") against Insituform Mid-America, Inc. on August 1, 1995 in the Circuit Court of Jefferson County, Alabama (the "Court") to enforce the

Company's rights under the Subordinated Promissory Note issued by IMA to the Company on April 12, 1995 (the "Note"). In the Lawsuit, the Company alleged that the entire principal balance of the Note was accelerated and due and payable immediately as a result of the failure of IMA to make the first interest payment due under the Note to the Company on a timely basis. Also, in the Lawsuit, IMA asserted that it may be entitled to set-off certain amounts against the Note and a related consulting agreement between the parties dated April 18, 1995 (the "Consulting Agreement"). On November 16, 1995, a non-final summary judgment order was entered by the Court in favor of the Company against IMA in the amount of $3,101,109.45. In this order, the Court directed IMA to assert any claims of set-off which IMA might have against the Company. As directed by the Court, IMA filed an Answer and Counterclaim on December 18, 1995 which, among other things, asserted set-off claims, on its own behalf and on behalf of its subsidiary, for certain expenses allegedly owed to its subsidiary (alleged by IMA to total approximately $913,000). IMA also asserted that the Company had breached the Note by enforcing the Note at the time that the Company did, and, therefore, that the Company was required to indemnify IMA pursuant to the Merger Agreement dated April 18, 1995, between the Company, IMA and certain other parties (the "Merger Agreement") for any damages which might have resulted from the alleged breach. On March 12, 1996, the Company and IMA executed an agreement (the "Settlement Agreement") to settle all claims and counterclaims made, or that could have been made, by the parties in the Lawsuit. The Company received $3,335,000 as payment in full under the Settlement Agreement, which includes the Note and the Consulting Agreement. In the Settlement Agreement, the Company released IMA and Insituform Technologies, Inc. ("ITI"), subject to limited exceptions, from all claims that the Company had or may have had or may have against IMA or ITI arising out of the Note or the Merger Agreement, and claims that were or could have been asserted by the Company in the Lawsuit. In the Settlement Agreement, IMA and ITI released the Company, subject to limited exceptions, from all claims that they had or may have had or may have against the Company arising out of the Note or the Merger Agreement, including any claim with respect to the Expense Deficit (as defined in the Merger Agreement) and claims that were or could have been asserted by IMA or ITI in the Lawsuit. The Settlement Agreement also provided for the dismissal, with prejudice, of the Lawsuit and the associated non-final order of summary judgment entered by the Court on November 16, 1995.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the period covered by this Item 4.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At the present time, the common stock of the Company is traded in the over-the-counter markets, and bid/asked quotations may be found on the NASD "Bulletin Board" under the symbol "ENVQ." As the common stock of the Company does not currently trade on any established exchange, management has no reliable source of information concerning historical trading prices per share of the Company's common stock.

         There were 372 shareholders of record as of June 25, 1997, which number does not include shareholders whose shares were held of record by brokers, but does include each brokerage firm holding stock as a nominee.

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


         RESULTS OF OPERATIONS.

         Revenue.

         Revenues for the fiscal year ended March 29, 1997 were approximately $1,339,000 as compared to approximately $1,117,000 for fiscal year ended March 30, 1996, an increase of 10%. The increase in revenue for fiscal year 1997 was primarily attributable to increased sales of resin equal to approximately $994,000 by Sprayroq, fees relating to three licenses by Sprayroq equal to $186,000, and additional revenue arising from the sale of equipment, spare parts, training, etc. by Sprayroq equal to approximately $151,000 during fiscal year 1997.

         Gross Profit.

         For fiscal year 1997, the Company's gross profit margin was 45%, as compared to 37% for fiscal year 1996. The increased gross profit margin over fiscal year 1996 is due primarily to the increase in resin sales by Sprayroq and fees relating of three licenses by Sprayroq during fiscal year 1997.

         Selling, General and Administrative Expenses.

         Selling, General and Administrative expenses ("S,G&A") for fiscal year 1997 were approximately $759,000 as compared to approximately $931,000 for fiscal year 1996, a decrease of 23%. The decrease in S,G&A for fiscal year 1996 as compared to fiscal year 1995 is primarily attributable to reductions in expenses and the writedown of substantially all of the assets of Synox.

         Net Income/(Loss).

         For fiscal year 1997, the Company had net income of approximately $54,000, as compared to a net income of approximately $1,068,000 for fiscal year 1996. The decrease in net income is primarily attributable to the settlement of a lawsuit with IMA during fiscal year 1996. Net income for the fiscal year 1997 was also increased by an income tax benefit of approximately $72,000, which offset the net loss before income taxes of approximately ($18,000).

         Financial Condition.

         Total assets, stockholders' equity, and working capital decreased during fiscal year 1997, as compared to an increase during fiscal year 1996. The decrease during fiscal year 1997 was primarily the result of the payment of income taxes related to the settlement of the Company's lawsuit with IMA. The increase during fiscal year 1996 was primarily the result of the settlement of the Company's lawsuit with IMA, as well as the increase in net income.

         At March 29, 1997, the Company had approximately $2,784,000 in working capital and a current ratio of 32.2-to-1, as compared to $2,705,000 in working capital and a current ratio of 3.2-to-1 at March 30, 1996.

         The Company's cash and cash equivalents totaled approximately $2,380,000 at March 29, 1997. The Company used cash in operating activities of approximately $1,247,000, as compared to cash provided by operating activities of approximately $3,098,000 in cash in operating activities in fiscal year 1996. Cash in the amount of approximately $3,000 was used in investing activities during fiscal year 1997, as compared to cash of approximately $26,000 provided by investing activities in fiscal year 1996.

         In fiscal years 1997 and 1996, approximately $5,000 and $18,000, respectively, was expended for capital assets.

         Depreciation and amortization expense was approximately $27,000 in fiscal year 1997, and $179,000 in fiscal year 1996. During fiscal year 1996, the Company elected to write off certain assets of Synox, resulting in an impairment of long-term assets of approximately $1,331,000. Net fixed assets were approximately $330,000 at the end of fiscal year 1997, as compared to approximately $334,000 at the end of fiscal year 1996, a decrease of 1%. This decrease is primarily attributable the additional writedown of assets at Synox, along with the accumulated depreciation offsetting the purchase of equipment.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company as of March 29, 1997 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-11 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's accountants regarding accounting procedures or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Executive officers and directors of the Company as of the date hereof are as follows:

                                            DIRECTOR          POSITIONS WITH
NAME                               AGE      SINCE             THE COMPANY
----                               ---      -----             -----------
Antonio M. Marinelli               77       1995              Chairman of the Board
                                                              and Director

William J. Long                    45       1995              President, Chief Executive
                                                              Officer and Director

Orlando M. Marinelli               72       1995              Vice President, Secretary-
                                                              Treasurer and Director

Charles A. Long, Jr.               69       1995              Director

Michael X. Marinelli               38       1995              Director

W. T. Goodloe Rutland              70       1995              Director

Alexander P. Zechella              76       1995              Director


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

         William J. Long has been President, Chief Executive Officer and a Director of the Company since April 1995. Prior to April 1995, Mr. Long had been Vice President-Marketing and a Director of Old Enviroq since October 1984. Since May 25, 1995, Mr. Long has been Chairman of the Board and a Director of Sullivan, Long & Hagerty, an Alabama corporation ("SLH"), a heavy construction contractor, which is the parent of SCE, Incorporated, an Alabama corporation ("SCE"), a heavy construction contractor. Prior to October, 1995, Mr. Long had been Chief Executive Officer of SCE and SLH. Prior to May 25, 1995, Mr. Long had been a Director and Senior Vice President of SCE, and a Director and Senior Vice President of SLH, for over five years.

         Orlando M. Marinelli has been Secretary-Treasurer of the Company since April, 1996, and has been Vice President and a Director of the Company since April 1995. Prior to April 1995, Mr. Marinelli had served as Vice President and a Director of Old Enviroq since October 1981. He has served as Chairman of the Board of Intercounty for more than the last five years.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required by those persons, the Company believes that, during the fiscal year ended March 29, 1997, all filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners have been complied with.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information respecting the compensation paid to the Chief Executive Officer of the Company during the fiscal year ended March 29, 1997 and relevant preceding fiscal years:


                  SUMMARY COMPENSATION TABLE


     Compensation Awards                                                               Annual
     -------------------                                                               ------
         Name and                                                                     All Other
         Principal                                             Salary               Compensation
         Position                           Year                 ($)                     ($)
         ---------                          ----                ------                -------
         William J. Long                    1997                $84,133               -------
         President and                      1996                $58,333               -------
         Chief Executive                    1995                $50,000               $757.20(1)
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

         In addition, non-employee directors are entitled to receive options to purchase shares of the Company's common stock pursuant to a Non-Employee Directors Stock Option Plan (the "Directors' Plan"). Options for up to 100,000 shares of common stock are authorized to be issued under the Directors' Plan. The Directors' Plan allows the Company's Stock Option Committee to grant options to non-employee directors for a price of not less than eighty-five percent (85%) of the fair market value of the Company's common stock on the dates that the options are granted. Options are exercisable in whole or in part, from time to time, until five (5) years from the date of grant, except that, absent a change in control of the Company, each option terminates upon the discontinuance of the option holder's service as a Director of the Company for any reason except death or disability. Sale of common stock purchased upon exercise of an option is prohibited for two (2) years from the date of exercise or three (3) years from the date of grant, whichever is later, unless there is a change in control of the Company or in the event of the Director's death. Each option agreement under the Directors' Plan provides, among other things, that shares of Common Stock will be issued and delivered to the Director upon payment to the Company of the exercise price of such shares and that the option price and number of shares subject to such option will be adjusted for stock splits, stock dividends or other similar changes in the Company's capital structure. No options were issued during fiscal year 1997 under the Directors' Plan.

         Incentive Stock Option Plan. Options may be granted under the Company's Incentive Stock Option Plan (the "ISO Plan"), which provides for the issuance to key employees of incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended. The ISO Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee"). As of June 20, 1996, the Committee was authorized to issue up to 100,000 shares of common stock pursuant to the exercise of the ISOs. The option price of each ISO granted is 100% of the fair market value of the common stock on the date of grant. If an ISO is granted to an optionee who holds more than 10% of the combined voting power of all classes of the Company's stock at the date of the grant, the option price is 110% of fair market value of the common stock on the date of grant. The ISO Plan provides for the exercise of ISOs at the maximum rate of 25% in the first 12 months after grant and 25% in each 12-month period thereafter. To the extent not exercised, an optionee may accumulate his or her ISOs and exercise them, in whole or in part, in any subsequent period but not later than 10 years from the date on which the option was granted. No options were issued during fiscal 1997 to executive officers of the Company under the ISO Plan.

         Compensation Committee Interlocks and Insider Participation. W.T. Goodloe Rutland, Antonio M. Marinelli and Alexander P. Zechella serve on the Compensation Committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of May 30, 1997 by (i) each shareholder known to the Company to own more than five percent of any class of the Company's outstanding securities entitled to vote; (ii) directors of the Company; and (iii) all executive officers and directors of the Company as a group.



                                                            AMOUNT AND NATURE                    PERCENT OF CLASS
             NAME AND ADDRESS OF                              OF SECURITIES                         (EXCLUDING
             BENEFICIAL OWNER                              BENEFICIAL OWNER(1)                  TREASURY SHARES)(2)
             ----------------                              -------------------                  -------------------
Insituform of North America, Inc.                           73,800 shares                                  7.3%
  3315 Democrat Road                                        of common stock
  Memphis, Tennessee  38118

Marinelli Securities Associates (3)                         294,900 shares                                29.2%
  2100 North Dixie Highway                                  of common stock
  Fort Lauderdale, Florida  33305

Charles A. Long, Jr. (4)                                    5,686 shares                                   0.6%
  P. O. Box 12887                                           of common stock
  Birmingham, Alabama   35202

William J. Long (4)(5)                                      263,389 shares                                26.1%
  3918 Montclair Road, Suite 206                            of common stock
  Birmingham, Alabama  35213

Antonio M. Marinelli (3)(6)                                 299,559 shares                                29.7%
                                                            of common stock

Michael X. Marinelli (3)(7)                                 295,420 shares                                29.3%
                                                            of common stock

Orlando M. Marinelli (3)                                    299,559 shares                                29.7%
                                                            of common stock

W.T. Goodloe Rutland                                        14,061 shares                                  1.4%
  191 Pine Ridge Circle                                     of common stock
  Birmingham, Alabama   35213

Alexander P. Zechella                                       4,221 shares                                   0.4%
  1000 Vicar's Landing Way, #F-109                          of common stock
  Ponte Vedra Beach, Florida 32082

All officers and directors                                  584,942 shares                                58.0%
  as a group (7 persons)                                    of common stock

(1) Included in such beneficial ownership are shares of common stock issuable upon the exercise of certain options exercisable immediately or within 60 days of June 16, 1997, as follows: None.

(2) The percentages represent the total of the shares listed in the adjacent column divided by the issued and outstanding shares of common stock as of June 16, 1997, plus any options exercisable immediately or within 60 days.

(3) Marinelli Securities Associates ("MSA") is a Florida general partnership and is the record owner of 294, 900 shares. The partners of MSA are Micam Industries, Inc. ("Micam") (41.16%), Orlando M. Marinelli (7.65%), Marion Marinelli (7.65%), Antonio M. Marinelli (7.65%), Phyllis Marinelli (7.65%), Michelle Marinelli (7.06%), Kim Vreeland (7.06%), Michael X. Marinelli (7.06%), and Michael J. Marinelli (7.06%). Both Antonio M. Marinelli and Orlando M. Marinelli are directors and officers of the Company, are partners in Micam, and are directors and executive officers of Micam. Michael X. Marinelli, a director of the Company, is a partner in MSA. Accordingly, the shares owned by MSA may be deemed to be beneficially owned by each of them. The address of each of the above-named partners is the same as the address of MSA.

(4) Charles A. Long, Jr. is the record owner of 3,312 shares. Also includes 2,374 shares owned of record by Long Enterprises, Inc. Both Charles A. Long, Jr., and William J. Long are directors, executive officers, and controlling shareholders of Long Enterprises, Inc.

(5) William J. Long is the record owner of 257,975 shares. Also includes an aggregate of 3,040 shares owned of record by William J. Long's wife and children, and 2,374 shares owned by Long Enterprises, Inc., of which William J. Long is a director, executive officer, and controlling shareholder. Mr. Long has pledged 257,706 shares to First Commercial Bank as security for a loan.

(6)  Antonio M. Marinelli is the record owner of 4,659 shares.

(7) Michael X. Marinelli is the record owner of 120 shares. Also includes 400 shares owned of record by Michael X. Marinelli's sons.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Directors Charles A. Long, Jr., and William J. Long, and other members of the Long family may be deemed to be in control of Assurance Agency, Inc., an Alabama corporation and an insurance broker ("Assurance"), Long Technologies, Inc., a research and development company, Integrid, Inc., a consulting company, Sullivan, Long & Hagerty, and Long Enterprises, Inc.

         The Company has had a number of transactions, which are described below, with the businesses named above. The Company believes that the transactions were or are on terms that are no less favorable to the Company than those which could reasonably have been obtained from an unaffiliated party.

         In April, 1996, Assurance sold its book of business and certain other assets to LMJ Corporation. Among other of the terms relating to this sale was the right of Assurance to receive a percentage of future commissions arising out of the book of business sold to LMJ by Assurance. With respect to insurance purchased by Enviroq from LMJ, LMJ pays 22% of the commissions from such business to Assurance. During fiscal year 1997, all of the Company's insurance (other than its employee insurance) was provided through LMJ Corporation. For fiscal year 1997, the Company paid LMJ approximately $66,000 for certain insurance needs. For fiscal years 1995 and 1996, Old Enviroq paid Assurance approximately $1,027,000 and $58,000, respectively. The payment in 1995 was made by Old Enviroq with respect to its business operations prior to the Distribution, including primarily those business operations now conducted by Insituform Southeast, rather than the Company. In April, 1997, much of the Company' insurance was purchased from an unaffiliated third party, although LMJ retained the portion of insurance relating to workers' compensation. Management believes that the Company will make payments to LMJ during fiscal year 1998 for certain insurance needs equal to approximately $5,000.

         Synox is a party to the License Agreement with Long Enterprises. Pursuant to the License Agreement, Synox has obtained from Long Enterprises rights to five U.S. patents relating to the Synox Process. During fiscal years 1995, 1996 and 1997 the Company paid $45,167.76, $0 and $0 respectively, to Long Enterprises pursuant to the License Agreement. See "Description of Business -- Patents and Licenses."

         During fiscal years 1997, 1996 and 1995, the Company paid approximately $13,000, $2,800 and $66,000, respectively, to Market Potential, Inc., a company controlled by Patricia L. Ford, for marketing and public relations services performed for the Company. Ms. Ford is the sister of William
J. Long and the daughter of Charles A. Long, Jr. Market Potential, Inc. sub-let offices, through August, 1996, to the Company. Pursuant to this arrangement, the Company paid approximately $1,000 to Market Potential, Inc. during fiscal year 1997. Market Potential, Inc. sub-leases office space from the Company, and paid approximately $3,000 for this space during fiscal year 1997.

         Charles A. Long, Jr. sub-leases office space from the Company, and paid the Company approximately $1,400 for this space during fiscal year 1997.

         Integrid, Inc., a company owned by William J. Long, sub-leases office space from the Company, and paid the Company approximately $800 for this space during fiscal year 1997.

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

         The Company has issued replacement contingent share certificates representing the contingent right to receive shares of the common stock of the Company ("New Contingent Share Certificates"), partly in consideration of the agreement of the holders of the Contingent Share Certificates to surrender their Contingent Share Certificates. The New Contingent Share Certificates have rights and privileges substantially similar to those afforded by the Contingent Share Certificates except that (i) any shares to be issued pursuant to the New Contingent Share Certificates will be shares of the common stock of the Company rather than Old Enviroq, and (ii) the arbitration provisions contained in the Contingent Share Certificates giving the holders thereof the right to arbitrate the reasonableness of the decision to abandon the Synox Process are not contained in the New Contingent Share Certificates.

         Synox has issued certain promissory notes to certain directors and officers of the Company and certain of their affiliates. The aggregate amount of such indebtedness as of June 25, 1997 was approximately $1,091,179. These notes provide that interest will be deferred and paid only if and after Synox has after-tax net income and then only to the extent that the amount of interest paid does not exceed the amount of such after-tax net income; and principal will be paid after Synox has accumulated retained earnings, and then only to the extent that the payment of such indebtedness does not exceed the amount of such retained earnings.

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





               [remainder of this page intentionally left blank]

ENVIROQ CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED MARCH 29, 1997 AND MARCH 30, 1996
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
 Enviroq Corporation:

We have audited the accompanying consolidated balance sheets of Enviroq Corporation and subsidiaries as of March 29, 1997 and March 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enviroq Corporation and subsidiaries as of March 29, 1997 and March 30, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE, LLP
Birmingham, Alabama
May 21, 1997

ENVIROQ CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 29, 1997 AND MARCH 30, 1996

                                                1997            1996
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                    $2,379,613       $3,628,990
 Accounts receivable (Note 6)                    314,772          126,397
 Interest receivable                                                7,890
 License fees receivable                             930            4,960
 Inventories                                      52,830          118,390
 Refundable income taxes                         101,147
 Prepaid expenses and other assets                23,564           34,078
                                              ----------       ----------
       Total current assets                    2,872,856        3,920,705
                                              ----------       ----------
OTHER ASSETS:
 Employee notes receivable                        13,819           17,000
 Other                                                             17,989
                                              ----------       ----------
       Total other assets                         13,819           34,989

PROPERTY, PLANT AND EQUIPMENT (Note 8):
 Land                                            310,135          310,135
 Operating equipment                              25,563           25,563
 Other equipment and vehicles                     40,241           55,048
                                              ----------       ----------
                                                 375,939          390,746
 Less accumulated depreciation                    45,506           56,402
                                              ----------       ----------
       Property, plant, and equipment, net       330,433          334,344
                                              ----------       ----------
TOTAL                                         $3,217,108       $4,290,038
                                              ==========       ==========

ENVIROQ CORPORATION


CONSOLIDATED BALANCE SHEETS
MARCH 29, 1997 AND MARCH 30, 1996



                                                                           1997                       1996

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LAIBILITIES:
 Accounts payable and accrued expenses                               $    69,292                    $    165,753
 Salaries, wages and related taxes                                        18,824                           9,814
 Income taxes payable (Note 2)                                               958                       1,040,504
                                                                     -----------                    ------------
       Total liabilities                                                  89,074                       1,216,071
                                                                     -----------                    ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (Notes 1 and 3):
 Common stock (par value $.01 per share, authorized
  10,000,000 shares, issued and outstanding 1,009,377 shares)             10,094                          10,094
 Additional paid-in capital                                            6,190,647                       6,190,647
 Accumulated deficit                                                  (3,072,707)                     (3,126,774)
                                                                     -----------                    ------------
       Total stockholders' equity, net                                 3,128,034                       3,073,967
                                                                     -----------                    ------------

TOTAL                                                                $ 3,217,108                    $  4,290,038
                                                                     ===========                    ============



See notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 29, 1997 AND MARCH 30, 1996


                                                                        1997            1996

REVENUES (Note 6)                                                    $ 1,338,807    $ 1,116,930

COST OF REVENUES                                                         738,666        698,498
                                                                     -----------    -----------

GROSS PROFIT                                                             600,141        418,432

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES (Note 5)                                                       759,418        931,151

IMPAIRMENT OF LONG-TERM ASSETS (Note 8)                                               1,331,048
                                                                     -----------    -----------

LOSS FROM OPERATIONS                                                    (159,277)    (1,843,767)
                                                                     -----------    -----------

OTHER INCOME:
 Interest                                                                136,958         67,780
 Gain on settlement of litigation (Note 7)                                            3,852,000
 Other, net                                                                4,587         32,997
                                                                     -----------    -----------
                                                                         141,545      3,952,777
                                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                        (17,732)     2,109,010

INCOME TAX (EXPENSE) BENEFIT (Note 2)                                     71,799     (1,040,504)
                                                                     -----------    -----------

NET INCOME                                                           $    54,067    $ 1,068,506
                                                                     ===========    ===========

NET INCOME PER SHARE                                                 $      0.05    $      1.06
                                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    1,009,377      1,009,377
                                                                     ===========    ===========

See notes to consolidated financial statements

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 29, 1997 AND MARCH 30, 1996


                                        Additional
                             Common      Paid-In     Accumulated
                             Stock       Capital       Deficit       Total


BALANCE, MARCH 25, 1995   $   10,094   $6,190,647   $(4,195,280)   $2,005,461

 Net income                                           1,068,506     1,068,506
                          ----------   ----------   -----------    ----------

BALANCE, MARCH 30, 1996       10,094    6,190,647    (3,126,774)    3,073,967

 Net income                                              54,067        54,067
                          ----------   ----------   -----------    ----------

BALANCE, MARCH 29, 1997   $   10,094   $6,190,647   $(3,072,707)   $3,128,034
                          ==========   ==========   ===========    ==========


See notes to consolidated financial statements.

ENVIROQ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 29, 1997 AND MARCH 30, 1996


                                                                    1997             1996
OPERATING ACTIVITIES:
 Net income                                                    $    54,067      $ 1,068,506
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

   Depreciation                                                      8,715           92,549
   Amortization                                                     17,989           86,002
   Impairment of long-term assets                                                 1,331,048
   Gain on sale of property, plant and equipment                    (2,000)
   Provision for uncollectible notes receivable                     10,000
   Changes in assets and liabilities provided (used) cash:
    Accounts receivable                                           (188,375)        (108,026)
    Interest receivable                                              7,890           (7,890)
    License fees receivable                                          4,030           19,100
    Inventories                                                     65,560          (24,014)
    Refundable income taxes                                       (101,147)
    Prepaid expenses and other assets                                  514           12,621
    Employee notes receivable                                        3,181
    Accounts payable and accrued expenses                          (96,462)         125,457
    Salaries, wages and related taxes                                9,010            4,208
    Income taxes payable                                        (1,039,546)       1,040,504
    Accrued organizational costs                                                   (517,000)
    Other                                                                           (25,052)
                                                               -----------       ----------
      Net cash provided by (used in) operating activities       (1,246,574)       3,098,013
                                                               -----------       -----------

INVESTING ACTIVITIES:
 Decrease in other assets                                                            43,865
 Proceeds from sale of property, plant and equipment                 2,000
 Additions to property, plant and equipment                         (4,803)         (18,057)
                                                               -----------       ----------

      Net cash provided by (used in) investing activities           (2,803)         (25,808)
                                                               -----------       ----------

 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (1,249,377)       3,123,821

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                            3,628,990          505,169
                                                               -----------       -----------

 CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                             $ 2,379,613       $3,628,990
                                                               ===========       ===========


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

      FISCAL YEAR - The Company's 1997 and 1996 fiscal years ended on
      March 29, 1997 and March 30, 1996, respectively. Fiscal years 1997 and 1996 included 52 weeks.

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

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. Such costs were $22,798 (1997) and $28,172 (1996).

      LICENSE FEES - Sprayroq licenses its technology for use within certain geographic regions. These licenses allow the licensee use of the proprietary technology within their territory and are subject to restrictions as specified in the individual agreements.

      NET INCOME PER SHARE - The Company's net income per share is based on the weighted average number of shares of common stock outstanding during the year.

      NEW ACCOUNTING STANDARDS NOT YET ADOPTED - Statement of Financial Accounting Standards No. 128, Earnings Per Share, will require the presentation of basic and diluted net income per share. Basic net income per share excludes common stock equivalents such as options, while diluted net income per share considers the possible effect of all common shares which can be potentially issued. The Statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption of this Statement is not permitted. The Company expects the impact of this Statement to be immaterial.

2.    INCOME TAXES

      Income tax (expense) benefit for the years ended March 29, 1997 and March 30, 1996 is current.

      The differences between the income tax (expense) benefit and income taxes computed using the federal statutory rate are as follows:


                                                                1997                  1996
      Income tax (expense) benefit as federal
        statutory rate                                       $  5,059            $  (717,000)
      State income taxes, net of federal
        tax benefit                                            (1,019)               (85,000)
      Losses producing no current tax benefit
      Write-down of Synox intangible producing
        no tax benefit                                                              (318,000)
      Benefit of operating loss carryforwards                  71,796                 66,000
      Nondeductible expenses                                   (6,116)                (3,000)
      Other                                                     2,079                 16,496
                                                              -------            -----------
      Income tax (expense) benefit                            $71,799            $(1,040,504)
                                                              =======            ===========


The types of temporary differences and their related tax effects are summarized as follows:


                                                               1997                   1996

     Long-term asset:
        Net operating loss carryforwards                      $ 25,803              $  75,000
        Valuation allowance                                    (25,803)               (75,000)
                                                              --------              ---------
        Net asset                                             $   -                 $    -
                                                              ========              =========

      A valuation allowance has been established against the net deferred income tax asset. Such valuation allowance can be adjusted in future periods as the probability of realization of the net deferred tax asset increases.

      During 1996, Enviroq elected to waive its right to all but $79,000 of future use of Synox's net operating loss carryforwards. In accordance with provisions of the Internal Revenue Code, this treatment allowed Old Enviroq to avoid taxable gains on the merger transaction (see Note 1). At March 29, 1997, Synox had a remaining net operating loss carryforward of approximately $75,000 which, if not utilized, will expire in 2010.

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

      Under the terms of its license agreement, Synox is subject to minimum royalty provisions and to the maintenance of a $50,000 net worth and the performance of other material provisions of the license agreement. On December 20, 1996, the license agreement was amended to change the expiration date of the license and to provide that no minimum royalty payment would be due on January 1, 1997. The minimum annual royalties (based upon retaining the 15 states currently under the agreement) resume on January 1, 1998 in accordance with the following schedule:

          Due Date                                       Amount

          January 1, 1998                                90,336
          January 1, 1999                               180,671
          January 1, 2000 through 2007                  180,671
          January 1, 2001 through 2008                  225,839


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

5.    RELATED PARTY TRANSACTIONS

      The Company's insurance (other than its employee insurance) is provided through an insurance agency controlled by stockholders of the Company. For fiscal years 1997 and 1996, the Company paid this agency approximately $2,000 and $58,000, respectively.

      During fiscal years 1997 and 1996, the Company paid approximately $8,000 and $4,000, respectively, to a marketing and public relations company controlled by a family member of stockholders of the Company.

6.    SIGNIFICANT CUSTOMERS

      The Company had sales transactions with four unrelated customers which accounted for approximately 92% and 95% of total sales in fiscal 1997 and 1996, respectively. Trade accounts receivable included approximately $303,000 and $114,000 due from these customers at March 29, 1997 and March 30, 1996, respectively.

7.    LITIGATION SETTLEMENT

      In March, 1996 the Company reached an agreement (the "Settlement Agreement") with Insituform MidAmerica, Inc. ("IMA") and Insituform Technologies, Inc. ("ITI") to settle all claims and counterclaims made, or that could have been made, by the parties in the lawsuit filed by the Company against IMA (the "Lawsuit"). Enviroq received $3,335,000 in cash and was relieved of its $517,000 note payable to IMA as payment in full for the Settlement Agreement, which includes the Subordinated Promissory Note ("Note") and the Consulting Agreement dated April 18, 1995 between Enviroq and IMA. The Note and the Consulting Agreement, which arose out of the merger agreement between the Company and IMA (the "Merger Agreement"), had not been recorded by the Company because of their contingent and uncertain nature. In the Settlement Agreement, Enviroq released IMA and ITI, subject to limited exceptions, from all claims that Enviroq had or may have had or may have against IMA or ITI arising out of the Note or the Merger Agreement, and claims that were or could have been asserted by Enviroq in the Lawsuit. In the Settlement Agreement, IMA and ITI released Enviroq, subject to limited exceptions, from all claims that they had or may have against Enviroq arising out of the Note or the Merger Agreement, including any claim with respect to the Expense Deficit (as defined in the Merger Agreement) and claims that were or could have been asserted by IMA or ITI in the Lawsuit. Accordingly, the Company's 1996 consolidated statement of income includes a $3.85 million gain as a result of this settlement.

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

10.17     Incentive Stock Option Plan of the Company. Exhibit 10.18 to the

          Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

10.18 Mutual Release and Settlement Agreement dated March 12, 1996 by and between the Company, Insituform Mid-America, Inc. and Insituform Technologies, Inc. Exhibit 10.18 to the Company's annual report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference (Commission File No. 0-25528).

10.19 Promissory Note dated March 27, 1993 in the aggregate principal sum of $206,203.46 made by Sprayroq, Inc. in favor of the Company.
          Exhibit 10.19 to the Company's annual report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference. (Commission File No. 0-25528).

10.20 Promissory Note dated March 26, 1994 in the aggregate principal sum of $159,872.95 made by Sprayroq, Inc. in favor of the Company.
          Exhibit 10.20 to the Company's annual report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference. (Commission File No. 0-25528).

10.21 SprayWall System License Agreement dated December 1, 1993, between Sprayroq, Inc., a Florida corporation, and Southwestern Underground Supply and Environmental Services, Inc., a Texas corporation.
          Exhibit 10.21 to the Company's annual report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference. (Commission File No. 0-25528).

10.22 Form of SprayWall License Agreement dated January 1, 1996, between Sprayroq, Inc., a Florida corporation and Per Aarsleff A/S, a corporation organized and existing under the laws of Denmark.
          Exhibit 10.22 to the Company's annual report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference. (Commission File No. 0-25528).

10.23 Consolidated Note dated October 21, 1996 and issued by Sprayroq, Inc. in favor of the Company in aggregate principal sum of $840,249.
          Exhibit 10.01 to the Company's quarterly report on Form 10-QSB dated November 5, 1996 is incorporated herein by reference (Commission
          File No. 0-25528).

10.24 Further Amended Agreement as of December 20, 1996 by and between Long Enterprises, Inc. and Synox Corporation. Exhibit 10.01 to the Company's quarterly report on Form 10-QSB dated February 11, 1997 is incorporated herein by reference (Commission File No. 0-25528).

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

                                         ENVIROQ CORPORATION


Date:            June 27, 1997     By:    /s/ William J. Long
                                      --------------------------------
                                          William J. Long, President
                                          and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                                        Title                                    Date
         ---------                                        -----                                    ----
         /s/ William J. Long                              President, Chief                         June 27, 1997
         ------------------------------------             Executive Officer and
         William J. Long                                  Director (Principal
                                                          Executive Officer
                                                          and Principal Financial
                                                          and Accounting Officer)

         /s/ Charles A. Long, Jr.                         Director                                 June 27, 1997
         ------------------------------------
         Charles A. Long, Jr.

                                                          Chairman of the Board
         ------------------------------------             of Directors, Director,
         Antonio M. Marinelli                             Secretary/Treasurer


                                                          Vice President,
         ------------------------------------
         Orlando M. Marinelli                             Director

         /s/ Michael X. Marinelli                         Director                                 June 27, 1997
         ------------------------------------
         Michael X. Marinelli

         /s/ W.T. Goodloe Rutland                         Director                                 June 27, 1997
         ------------------------------------
         W.T. Goodloe Rutland

                                                          Director
         ------------------------------------
         Alexander P. Zechella