Form 10QSB
period 1997-06-28
ENVIROQ CORP /DE/
filed 1997-08-12
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                  FORM 10-QSB
 (Mark One)

    [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1997

    [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission file number    0-25528
                      -----------

                              ENVIROQ CORPORATION
       (Exact name of small business issuer as specified in its charter)

             Delaware                                        59 -3290346
----------------------------------------                  -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  3918 Montclair Road, Suite 206
        Birmingham,  Alabama                                     35213
----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (205)870-0588
                                              --------------

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

                             YES    X     NO
                                 -------     -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01                                 1,009,377
-----------------------------                         --------------------------
          (Class)                                         (Number of Shares)



          Transitional Small Business Disclosure Format (Check one):
                                Yes [ ]      No [x]

                      ENVIROQ CORPORATION AND SUBSIDIARIES

                           FORM 10-QSB  June 28, 1997



                  ITEM                                                                                                 PAGE
                  ----                                                                                                 ----
CONSOLIDATED CONDENSED BALANCE SHEETS -
         JUNE 28, 1997 AND MARCH 29, 1997                                                                               3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS-
         THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996                                                             5


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
         THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996                                                             6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                                                                    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                                                     10

PART II - OTHER INFORMATION                                                                                            12

SIGNATURES                                                                                                             14

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                June 28,        March 29,
                                                                 1997             1997
                                                             -------------  -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $ 2,431,883    $ 2,379,613
   Accounts receivable (no allowance considered necessary)       260,915        314,772
   License fees receivable                                           930            930
   Inventories                                                    88,527         52,830
   Notes Receivable                                               22,065             --
   Refundable Income Taxes                                       106,030        101,147
   Prepaid expenses and other assets                               4,500         23,564
                                                             -----------    -----------
        Total current assets                                   2,914,850      2,872,856
                                                             -----------    -----------

OTHER ASSETS:
   Employee notes receivable                                      13,819         13,819
        Total other assets                                        13,819         13,819

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                          310,135        310,135
   Operating equipment                                            25,563         25,563
   Other equipment and vehicles                                   40,241         40,241
                                                             -----------    -----------
                                                                 375,939        375,939
   Less accumulated depreciation                                 (48,124)       (45,506)
                                                             -----------    -----------
       Property, plant and equipment, net                        327,815        330,433
                                                             -----------    -----------
TOTAL ASSETS                                                 $ 3,256,484    $ 3,217,108
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
================================================================================

                                                            June 28,        March 29,
                                                              1997           1997
                                                       ----------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                 $   136,823    $    69,292
   Salaries, wages and related taxes                          18,335         18,824
   Income taxes payable                                          958            958
                                                         -----------    -----------
      Total current liabilities                              156,116         89,074
                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
   Common stock (par value $.01 per share),
   authorized 10,000,000 shares, issued
   and outstanding 1,009,377 shares                           10,094         10,094
   Additional paid-in capital                              6,190,647      6,190,647
   Accumulated deficit                                    (3,100,373)    (3,072,707)
                                                         -----------    -----------
          Total stockholders' equity                       3,100,368      3,128,034
                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 3,256,484    $ 3,217,108
                                                         ===========    ===========



          See accompanying notes to consolidated financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
================================================================================
                      (ALL PERIODS UNAUDITED)

                                      THREE MONTHS ENDED
                                 ------------------------------
                                      JUNE 28,     JUNE 29,
                                        1997        1996
REVENUES                            $ 313,486    $ 324,567

COST OF REVENUES                      201,191      181,729
                                    ---------    ---------
GROSS PROFIT                          112,296      142,838
                                    ---------    ---------

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES               176,806      149,364
                                    ---------    ---------

LOSS FROM OPERATIONS                  (64,511)      (6,526)
                                    ---------    ---------

OTHER INCOME                           31,960       39,874
                                    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES     (32,550)      33,348
                                    ---------    ---------

INCOME TAX (BENEFIT)                   (4,883)          --
                                    ---------    ---------

NET INCOME (LOSS)                   $ (27,667)   $  33,348
                                    =========    =========

NET INCOME (LOSS) PER
SHARE                               $   (0.03)   $    0.03
                                    =========    =========




          See accompanying notes to consolidated financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                    THREE MONTHS ENDED
                                                               ----------------------------
                                                               JUNE 28, 1997  JUNE 29, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $   (27,667)   $    33,348
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                   2,618          1,612
       Amortization                                                      --          4,497
       Changes in assets and liabilities provided (used) cash        82,202     (1,297,956)
                                                                -----------    -----------
          Net cash provided by (used in) operating activities        52,270     (1,258,499)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Net cash used in investing activities                          (0)            (0)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --             --


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  52,270     (1,258,499)
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            2,379,613      3,628,990

CASH AND CASH EQUIVALENTS                                       -----------    -----------
   AT END OF PERIOD                                             $ 2,431,883    $ 2,370,491
                                                                ===========    ===========



     See accompanying notes to consolidated condensed financial statements

ENVIROQ CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The results of operations for the three months ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year ending March 28, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 29, 1997, as filed with the Securities and Exchange Commission.

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

    C.   Net Loss Per Share

    Net loss per share was computed by dividing net loss by the 1,009,377 shares of common stock outstanding as of June 28, 1997, considering these shares to be outstanding for all periods presented.

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

The Company and Replico Development Company, Inc. ("Replico") each own 50% of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. Sprayroq has obtained its operating funds primarily from the Company. Prior to October 15, 1996, the Company had made loans to Sprayroq to fund the working capital and other needs of Sprayroq. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996 by Sprayroq. As of June 28, 1997, the principal amount of the debt was approximately $755,000. The rate of interest on the debt is 7% per annum. The debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001.

                                   * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

    For the three months ended June 28, 1997, the Company generated revenues of approximately $313,000, as compared to approximately $325,000 for the three months ended June 29, 1996, representing a decrease of approximately 4%. The decrease in revenues for the three-month period is primarily attributable to differences in timing in the release of orders for materials from Sprayroq's licensees.

Cost of Revenues / Gross Profit

    Cost of revenues were approximately $201,000 for the three months ended June 28, 1997, as compared to approximately $182,000 for the three months ended June 29, 1996, representing an increase of approximately 10%. Cost of revenues for the three-month period increased primarily as a result of the accrual of anticipated costs associated with new licenses. Gross profit margin was approximately 36% for the three months ended June 28, 1997, as compared to approximately 44% for the three months ended June 29, 1996.

Selling, General and Administrative Expenses

    Selling, General and Administrative Expenses ("S,G&A") for the three months ended June 28, 1997 were approximately $177,000, as compared to approximately $149,000 for the three months ended June 29, 1996, an increase of 19%. The increase in S,G&A for the three-month period is primarily a result of increased expenses relating primarily to the relocation to Birmingham, Alabama of the operations of Sprayroq in addition to increased expenses relating to the promotion of Sprayroq products.

Other Income (Expense) - Net

    Other Income (Expense) - Net was approximately $32,000 in income for the three months ended June 28, 1997, as compared to approximately $40,000 for the three months ended June 29, 1996. For the three-month period ended June 28, 1997, most of the other income resulted from interest income to the Company from its bank cash deposits, money market accounts, and other investments.

Net Income (Loss)

    For the three months ended June 28, 1997, the net loss was approximately $27,000, as compared to net income of approximately $33,000 for the three months ended as of June 29, 1996. The net loss for the three months ended June 28, 1997 was primarily attributable to increased expenses relating to the relocation of Sprayroq's operations and to increases in promotional activities at Sprayroq.

Financial Condition

    For the three months ended June 28, 1997, stockholders' equity decreased as compared to the preceding quarter ended March 29, 1997 primarily as a result of the associated net loss.

    At June 28, 1997, the Company had approximately $2,759,000 in working capital and a current ratio of 18.7-to-1, as compared to working capital of approximately $2,784,000 and a current ratio of 32.3-to-1 at March 29, 1997. The change in current ratio resulted primarily from increases in accounts payable and accrued expenses.

    At June 28, 1997, the Company's cash and cash equivalents totaled approximately $2,432,000. In addition, accounts receivable totaled approximately $261,000. The Company generated approximately $52,000 in cash from operating activities during the quarter ended June 28, 1997, primarily as a result of decreases in accounts receivable.

    Depreciation and amortization expense was approximately $3,000 for the three months ended June 28, 1997. Net fixed assets decreased approximately $2,000 between March 29, 1997 and June 28, 1997. This decrease is attributable to the accumulated depreciation as well as adjustments. There were no purchases or abandonments during the current quarter.

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

    Operating cash flow combined with available cash and cash equivalents are currently expected to be sufficient in amount to provide resources to the Company's working capital needs during fiscal year 1998.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

None.

ITEM 2 - Changes in Securities

None.

ITEM 3 - Defaults upon Senior Securities

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

ITEM 5 - Other Information

                 Pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as a successor to Old Enviroq), Sprayroq and Replico (the "Stockholder Agreement"), the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. The Stockholder Agreement also provides that the Company is given certain rights of control over Sprayroq, including the right to designate its executive officers and to elect a majority of the board of directors. Since the formation of Sprayroq, the chief executive officer of Sprayroq has also been the chief executive officer of the Company. Nevertheless, from time to time during fiscal year 1997 and continuing to the present, one or more of the principals of Replico has, either on their own behalf or on the behalf of Replico, raised issues or otherwise questioned the Company's management of and designation of officers of Sprayroq. Among such issues and questions is the suggestion of a conflict of interest, as yet undefined, in connection with the election of William J. Long as the chief executive officer of both Sprayroq and the Company. Another such issue relates to the assertion that Replico and or certain affiliates of Replico should be free to engage in certain ventures that may present opportunities for Sprayroq and/or be competitive with Sprayroq, or that utilize certain technology and/or technology rights belonging to Sprayroq, and that the corresponding responses of Sprayroq's management to Replico might somehow be improper. Management of the Company believes that all actions taken have been entirely within the terms and the sprit of the Stockholder Agreement with respect to the management of Sprayroq, and Sprayroq's responses to the questions and issues raised by Replico and or its principals. However, no assurances can be given that Replico or its affiliates will not pursue claims against Sprayroq, the Company, and/or their respective affiliates, or that the outcome of such matters will be favorable to the Company.

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

       3.03      Bylaws of New Enviroq Corporation.  Exhibit 3.03 to the Company's Registration Statement on Form 10-
                 SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

       4.01      Certificate of Designation of Rights and Preferences of Series A Preferred Stock.  Exhibit 4.01 to the
                 Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

       4.02      Form of Certificate of Common Stock.  Exhibit 4.02 to the Company's Registration Statement on Form 10-
                 SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

       4.03      Form of Certificate of Series A Preferred Stock.  Exhibit 4.03 to the Company's Registration Statement
                 on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-
                 25528).

      27         Financial Data Schedule (for SEC use only).



(b)      Reports on Form 8K filed during the period:

       None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ENVIROQ CORPORATION


Date: July 10, 1997                   By:   /s/ William J. Long
                                           ----------------------
                                      William J. Long, President
                                      and Chief Executive Officer
                                      (Principal Financial and
                                      Accounting Officer)