Form 10QSB
period 1997-09-27
ENVIROQ CORP /DE/
filed 1997-11-10
CIK 937256

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB
 (Mark One)

    [x]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 27, 1997

    [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________

Commission file number        0-25528
                              -------

                               ENVIROQ CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Delaware                                        59 -3290346
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    3918 Montclair Road, Suite 206
        Birmingham,  Alabama                                      35213
 --------------------------------------                         --------
(Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (205)870-0588
                                               -------------

                                       N/A
-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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
                                YES  X        NO
                                    ---         ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, par value $0.01                         1,009,377
     -----------------------------                    ------------------
            (Class)                                   (Number of Shares)



           Transitional Small Business Disclosure Format (Check one):
                               Yes [ ]   No [x]

                      ENVIROQ CORPORATION AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 27, 1997



                              ITEM                                   PAGE
                              ----                                  -----
CONSOLIDATED CONDENSED BALANCE SHEETS -
         MARCH 29, 1997 AND SEPTEMBER 27, 1997                        3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS-
         THREE AND SIX MONTHS ENDED SEPTEMBER 27, 1997
         AND SEPTEMBER 28, 1996                                       5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
         THREE AND SIX MONTHS ENDED SEPTEMBER 27, 1997
         AND SEPTEMBER 28, 1996                                       6


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                  7


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                            10


PART II - OTHER INFORMATION                                          12


SIGNATURES                                                           14

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------------

                                                                             SEPT. 27,           MARCH 29,
                                                                                1997               1997
                                                                            -----------       ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $ 2,313,680       $ 2,379,613
   Accounts receivable (no allowance considered necessary)                      311,382           314,772
   License fees receivable                                                          930               930
   Inventories                                                                  101,305            52,830
   Notes Receivable                                                              18,927
   Refundable Income Taxes                                                      109,005           101,147
   Prepaid expenses and other assets                                             20,250            23,564
                                                                            -----------       -----------
        Total current assets                                                  2,875,479         2,872,856
                                                                            -----------       -----------

OTHER ASSETS:
   Employee notes receivable                                                     11,858            13,819

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                         310,135           310,135
   Operating equipment                                                           25,563            25,563
   Other equipment and vehicles                                                  51,080            40,241
                                                                            -----------       -----------
                                                                                386,778           375,939
   Less accumulated depreciation                                                (49,223)          (45,506)
                                                                            -----------       -----------
       Property, Plant and equipment, net                                       337,555           330,433
                                                                            -----------       -----------
TOTAL ASSETS                                                                $ 3,224,892       $ 3,217,108
                                                                            -----------       -----------



     See accompanying notes to consolidated condensed financial statements


ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                     SEPT. 27,             MARCH 29,
                                                                        1997                 1997
                                                                     -----------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                             $    71,155         $    69,292
   Salaries, wages and related taxes                                      11,874              18,824
   Income taxes payable                                                    9,976                 958
                                                                     -----------         -----------
      Total current liabilities                                           93,005              89,074
                                                                     -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
   Common stock (par value $.01 per share), authorized
   10,000,000 shares, issued and outstanding
   1,009,377 shares                                                       10,094              10,094
   Additional paid-in capital                                          6,190,647           6,190,647
   Accumulated deficit                                                (3,068,854)         (3,072,707)
                                                                     -----------         -----------
      Total stockholders' equity                                       3,131,887           3,128,034
                                                                     -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 3,224,892         $ 3,217,108
                                                                     -----------         -----------


        See accompanying notes to consolidated condensed financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (All Periods Unaudited)

--------------------------------------------------------------------------------------------------

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                       --------------------------       --------------------------
                                       SEPT. 27,       SEPT. 28,         SEPT. 27,       SEPT. 28,
                                          1997           1996              1997             1996

REVENUES                               $ 302,204      $ 311,113         $ 615,690        $ 635,680

COST OF REVENUES                         127,766        163,556           328,957          345,286
                                       ---------      ---------         ---------        ---------

GROSS PROFIT                             174,438        147,557           286,733          290,394
                                       ---------      ---------         ---------        ---------

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  181,132        181,687           357,938          331,051
                                       ---------      ---------         ---------        ---------

LOSS FROM OPERATIONS                      (6,694)       (34,130)          (71,205)         (40,657)
                                       ---------      ---------         ---------        ---------

OTHER INCOME                              44,743         31,475            76,704           71,350
                                       ---------      ---------         ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES         38,049         (2,655)            5,499           30,693
                                       ---------      ---------         ---------        ---------

INCOME TAX EXPENSE                         6,530             --             1,647               --
                                       ---------      ---------         ---------        ---------

NET INCOME (LOSS)                      $  31,519      $  (2,655)            3,852        $  30,693
                                       =========      =========         =========        =========

NET INCOME (LOSS) PER
SHARE                                  $    0.03      $   (0.00)        $    0.00             0.03
                                       =========      =========         =========        =========



     See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (ALL PERIODS UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                                        SIX MONTHS ENDED
                                                                               ----------------------------------
                                                                                SEPT. 27, 1997     SEPT. 28, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $     3,852         $    30,693
  Adjustments to reconcile net Income (loss) to net
    cash used in operating activities:
      Depreciation                                                                   3,717               3,454
      Amortization                                                                       0               8,995
      Changes in assets and liabilities provided (used) cash:                      (62,663)         (1,276,548)
                                                                               -----------         -----------
          Net cash used in operating activities                                    (55,094)         (1,233,406)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                       (10,839)             (4,554)
                                                                               -----------         -----------
          Net cash used in investing activities                                    (10,839)             (4,554)
                                                                               -----------         -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                 (65,933)         (1,237,960)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                            2,379,613           3,628,990
                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                             $ 2,313,680         $ 2,391,030
                                                                               ===========         ===========

     See accompanying notes to consolidated condensed financial statements.

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

The results of operations for the three months ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year ending March 28, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 29, 1997, as filed with the Securities and Exchange Commission.

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

     The Company is principally engaged in the development, commercialization, formulation and marketing of spray-applied resinous products, and in the treatment of municipal wastewater biosolids. The Company's operations are conducted primarily through Sprayroq_, Inc., a Florida corporation ("Sprayroq"), of which the Company owns 50% of the outstanding capital stock. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials. Synox_ Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Synox"), has been engaged in the research, development and marketing of a process for the treatment of municipal wastewater biosolids. To date, most of the revenue and operating income for the Company have resulted from the operations of Sprayroq. While the Company intends to maintain Synox as a subsidiary, management does not expect any significant revenues or other activity for the foreseeable future, and intends to minimize expenses*.

*See Safe Harbor Statement on Page 14.

     B.  BASIS OF PRESENTATION

     Principles of Consolidation - The consolidated financial statements include the accounts of Enviroq Corporation, Synox and Sprayroq. All significant intercompany transactions are eliminated. Although the Company owns 50% of the outstanding capital stock of Sprayroq, all of the operating results of Sprayroq have been included, without discount or reduction.

     C.  INCOME (LOSS) PER SHARE

     Income per share was computed by dividing net income by the 1,009,377 shares of common stock outstanding as of September 27, 1997, considering these shares to be outstanding for all periods presented.

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

The Company and Replico Development Company, Inc. ("Replico") each own 50% of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. Sprayroq has obtained its operating funds primarily from the Company. Prior to October 15, 1996, the Company had made loans to Sprayroq to fund the working capital and other needs of Sprayroq. On October 15, 1996, the board of

*See Safe Harbor Statement on Page 14.

directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996 by Sprayroq. As of September 27, 1997, the principal amount of the debt was approximately $751,000. The rate of interest on the debt is 7% per annum. The debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001.



                                    * * * * *








*See Safe Harbor Statement on Page 14.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

     For the three months ended September 27, 1997, the Company generated revenues of approximately $302,000, as compared to approximately $311,000 for the three months ended September 28, 1996, representing a decrease of approximately 3%. The decrease in revenues for the three-month period is primarily attributable to differences in timing in the release of orders for materials from Sprayroq's licensees.

     For the six months ended September 27, 1997, the Company generated revenues of approximately $616,000, as compared to approximately $636,000 for the six months ended September 28, 1996, representing a decrease of approximately 3%. The decrease in revenues for the six-month period is primarily attributable to differences in timing in the release of orders for materials from Sprayroq's licensees.

Cost of Revenues / Gross Profit

     Cost of revenues were approximately $128,000 for the three months ended September 27, 1997, as compared to approximately $164,000 for the three months ended September 28, 1996, representing a decrease of approximately 22%. Cost of revenues for the three-month period decreased primarily as a result of the recognition of actual costs associated with new licenses, which were less than the accruals of anticipated related costs.

     Cost of revenues were approximately $329,000 for the six months ended September 27, 1997, as compared to approximately $345,000 for the six months ended September 28, 1996, representing a decrease of approximately 5%. Cost of revenues for the six-month period decreased primarily as a result of the recognition of actual costs associated with new licenses, which were less than the accruals of anticipated related costs.

     Gross profit margin was approximately 56% for the three months ended September 27, 1997, as compared to approximately 47% for the three months ended September 28, 1996. Gross profit margin was approximately 47% for the six months ended September 27, 1997, as compared to approximately 46% for the six months ended September 28, 1996.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S,G&A") for the three months ended September 27, 1997 were approximately $181,000, as compared to approximately $182,000 for the three months ended September 28, 1996, a decrease of less than 1%. S,G&A for the six months ended September 27, 1997 were approximately $358,000, as compared to approximately $331,000 for the six months ended September 28, 1996, an increase of 8%. The increase in S,G&A for the six month period is primarily attributable to the relocation to Birmingham, Alabama of the operations of Sprayroq in addition to increased expenses relating to the promotion of Sprayroq products.

Other Income

     Other Income was approximately $45,000 in income for the three months ended September 27, 1997, as compared to approximately $31,000 for the three months ended September 28, 1996. Other Income was approximately $77,000 in income for the six months ended September 27, 1997, as compared to approximately $71,000 for the six months ended September 28, 1996. For the three month period and the

*See Safe Harbor Statement on Page 14.

     six month period ended September 27, 1997, most of the other income resulted from interest income and accrued interest receivable by the Company from its bank cash deposits, money market accounts, and other investments.

Net Income (Loss)

     For the three months ended September 27, 1997, net income was approximately $32,000, as compared to net loss of approximately $3,000 for the three months ended September 28, 1996. For the six months ended September 27, 1997, net income was approximately $4,000, as compared to net income of approximately $31,000 for the six months ended September 28, 1996. The increase in net income for the three months ended September 27, 1997 was primarily attributable to improved gross profit margins and decreased S,G&A. The decrease in net income for the six month period ended September 27, 1997 was primarily attributable to non-recurring expenses incurred during the first quarter of fiscal year 1998 related to the relocation of Sprayroq's operations.

Financial Condition

     For the three months ended September 27, 1997, stockholders' equity increased as compared to the preceding quarter ended June 28, 1997, primarily as a result of net income generated over the period. For the six months ended September 27, 1997, stockholders' equity increased as compared to the fiscal year ended March 29, 1997, primarily as a result of net income generated over the period.

     At September 27, 1997, the Company had approximately $2,782,000 in working capital and a current ratio of 30.9-to-1, as compared to working capital of approximately $2,784,000 and a current ratio of 32.3-to-1 at March 29, 1997.

     At September 27, 1997, the Company's cash and cash equivalents totaled approximately $2,313,000. In addition, accounts receivable totaled approximately $311,000. The Company used approximately $66,000 in cash from operating and investing activities during the six month period ended September 27, 1997, primarily as a result of increases in inventories.

     Depreciation expense was approximately $4,000 for the six months ended September 27, 1997. Net fixed assets increased approximately $7,000 between March 29, 1997 and September 27, 1997. This increase is attributable to the purchase of equipment offsetting the accumulated depreciation.

     The Company does not believe that there is any appreciable seasonal impact on the business of the Company, although extreme cold weather may impair installation of spray-applied materials which may result in decreased resin sales by Sprayroq*.

     The Company's undeveloped property in Jacksonville, Florida (approximately
     10.6 acres) is currently being offered for sale, which may result in an increase in the Company's cash*.

     Operating cash flow combined with available cash and cash equivalents are currently expected to be sufficient in amount to provide resources to the Company's working capital needs during fiscal year 1998*.

*See Safe Harbor Statement on Page 14.

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

Management has continued to search for opportunities for growth or other strategic alliances. There can be no assurances, however, that the Company will be successful in locating or capitalizing on any such opportunities for growth or for other strategic alliances*.

*See Safe Harbor Statement on Page 14.

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

     27   Financial Data Schedule (for SEC purposes only).

(b)  Reports on Form 8K filed during the period:

     None.

     "Safe Harbor" Statement under the Private Securities Litigation Reform
                                  Act of 1995:


With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-QSB (including statements regarding trends in the industry and the business and growth and financing strategies of the Company), as well as those statements specifically designated with an asterisk (*), constitute forward-looking statements, contain the words "estimates," "projects," "intends," "believes," "anticipates," "expects," and words of similar import, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; industry trends, cyclicality and seasonality; litigation arising in the course of the Company's business; dependence on key personnel and favorable relationships with employees; relationships with and dependence on customers, and suppliers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; and other assumptions, risks, uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ENVIROQ CORPORATION


Date: November 10, 1997                     By:   /s/ William J. Long
                                                 ------------------------------
                                                 William J. Long, President
                                                 and Chief Executive Officer
                                                 (Principal Financial and
                                                 Accounting Officer)