Form 10QSB
period 1997-12-27
ENVIROQ CORP /DE/
filed 1998-02-10
CIK 937256

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

(Mark One)

     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 27, 1997

     [_]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________

Commission file number -  0-25528
                         --------


                             ENVIROQ CORPORATION
      (Exact name of small business issuer as specified in its charter)

            Delaware                                       59 -3290346
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


     3918 Montclair Road, Suite 206
        Birmingham, Alabama                                    35213
 ----------------------------------------                     --------
 (Address of principal executive offices)                    (Zip Code)


                    Issuer's telephone number: (205)870-0588
                                               -------------

                                     N/A
----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Common Stock, par value $0.01               1,009,377
            -----------------------------          -------------------
                        (Class)                    (Number of Shares)



           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ]  No [X]

                      ENVIROQ CORPORATION AND SUBSIDIARIES

                          FORM 10-QSB DECEMBER 27, 1997



            ITEM                                                     PAGE
            ----                                                     ----
CONSOLIDATED CONDENSED BALANCE SHEETS -
         MARCH 29, 1997 AND
         DECEMBER 27, 1997                                             3


CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS-
         THREE AND NINE MONTHS ENDED DECEMBER 27, 1997
         AND DECEMBER 28, 1996                                         5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
         THREE AND NINE MONTHS ENDED DECEMBER 27, 1997
         AND DECEMBER 28, 1996                                         6


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                   7


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                             10


PART II - OTHER INFORMATION                                           12


SIGNATURES                                                            14

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Dec. 27,               March 29,
                                                                     1997                    1997
                                                                  -----------            -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $ 2,274,628            $ 2,379,613
   Accounts receivable (no allowance considered necessary)            496,365                314,772
   License fees receivable                                                930                    930
   Inventories                                                        143,149                 52,830
   Notes Receivable                                                    15,254                     --
   Refundable Income Taxes                                            113,472                101,147
   Prepaid expenses and other assets                                   11,066                 23,564
                                                                  -----------            -----------
        Total current assets                                        3,054,864              2,872,856
                                                                  -----------            -----------

OTHER ASSETS:
   Employee notes receivable                                           11,858                 13,819
   Other                                                               14,929                     --
                                                                  -----------            -----------
        Total other assets                                             26,787                 13,819
                                                                  -----------            -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                               310,135                310,135
   Operating equipment                                                 25,463                 25,563
   Other equipment and vehicles                                        57,917                 40,241
                                                                  -----------            -----------
                                                                      393,515                375,939
   Less accumulated depreciation                                      (50,747)               (45,506)
                                                                  ===========            ===========
       Property, Plant & Equipment, net                               342,768                330,433
                                                                  -----------            -----------
TOTAL ASSETS                                                      $ 3,424,419            $ 3,217,108
                                                                  ===========            ===========



      See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Dec. 27,               March 29,
                                                                     1997                    1997
                                                                  -----------            -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $   133,659            $    69,292
   Salaries, wages and related taxes                                    6,488                 18,824
   Income taxes payable                                                43,520                    958
                                                                  -----------            -----------
      Total current liabilities                                       183,667                 89,074
                                                                  ===========            ===========


COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
   Common stock (par value $.01 per share), authorized
   10,000,000 shares, issued and outstanding
   1,009,377 shares                                                    10,094                 10,094
   Additional paid-in capital                                       6,190,647              6,190,647
   Accumulated deficit                                             (2,959,989)            (3,072,707)
                                                                  -----------            -----------
          Total stockholders' equity                                3,240,752              3,128,034
                                                                  -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 3,424,419            $ 3,217,108
                                                                  ===========            ============




      See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (All Periods Unaudited)
--------------------------------------------------------------------------------

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                          ----------------------     ------------------------
                                           DEC. 27,    DEC. 28,      DEC. 27,       DEC. 28,
                                            1997        1996           1997           1996

REVENUES                                  $463,854    $ 304,289    $1,079,544     $ 939,969

COST OF REVENUES                           193,820      156,145       522,777       501,430
                                          --------    ---------    ----------     ---------
GROSS PROFIT                               270,034      148,144       556,767       438,539
                                          --------    ---------    ----------     ---------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    161,782      207,993       519,720       539,044
                                          --------    ---------    ----------     ---------

INCOME (LOSS) FROM OPERATIONS              108,252      (59,849)       37,047      (100,506)
                                          --------    ---------    ----------     ---------

OTHER INCOME                                29,691       36,661       106,395       108,011
                                          --------    ---------    ----------     ---------

INCOME (LOSS) BEFORE INCOME TAXES          137,943      (23,188)      143,442         7,505
                                          --------    ---------    ----------     ---------

INCOME TAX EXPENSE (BENEFIT)                29,077       (9,225)       30,724        (9,225)
                                          --------    ---------    ----------     ---------

NET INCOME (LOSS)                         $108,866    $ (32,413)   $  112,718     $  (1,720)
                                          --------    ---------    ----------     ---------

NET INCOME (LOSS) PER
SHARE                                     $   0.11    $   (0.03)   $     0.11     $  (0.00)
                                          ========    =========    ==========     =========



     See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (All Periods Unaudited)
--------------------------------------------------------------------------------


                                                                          NINE MONTHS ENDED
                                                                 ------------------------------------
                                                                 DEC. 27, 1997         DEC. 28, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $   112,718           ($    1,720)
  Adjustments to reconcile net Income (loss) to net
    cash used in operating activities:
      Depreciation                                                       5,110                 6,714
      Amortization                                                                            13,492
      Decrease in income taxes payable                                                    (1,040,504)
      Changes in assets and liabilities which used cash:              (205,133)             (152,547)
                                                                   -----------           -----------
          Net cash used in operating activities                        (87,305)           (1,174,565)
                                                                   -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                           (17,680)               (4,803)
                                                                   -----------           -----------
          Net cash used in investing activities                        (17,680)               (4,803)
                                                                   -----------           -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                    (104,985)           (1,179,368)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                2,379,613             3,628,990
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                 $ 2,274,628           $ 2,449,622
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

The results of operations for the three months ended December 27, 1997 are not necessarily indicative of the results to be expected for the full year ending March 28, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 29, 1997, as filed with the Securities and Exchange Commission.

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

     The Company is principally engaged in the development, commercialization, formulation and marketing of spray-applied resinous products, and in the treatment of municipal wastewater biosolids. The Company's operations are conducted primarily through Sprayroq(R), Inc., a Florida corporation ("Sprayroq"), of which the Company owns 50% of the outstanding capital stock. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials. Synox(R) Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Synox"), has been engaged in the research, development and marketing of a process for the treatment of municipal wastewater biosolids. To date, most of the revenue and operating income for the Company have resulted from the operations of Sprayroq. While the Company intends to maintain Synox as a subsidiary, management does not expect any significant revenues or other activity for the foreseeable future, and intends to minimize expenses*.


--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 14.

     B.  BASIS OF PRESENTATION

     Principles of Consolidation - The consolidated financial statements include the accounts of Enviroq Corporation, Synox and Sprayroq. All significant intercompany transactions are eliminated. Although the Company owns 50% of the outstanding capital stock of Sprayroq, all of the operating results of Sprayroq have been included, without discount or reduction.

     C.  INCOME (LOSS) PER SHARE

     Income (loss) per share was computed by dividing net income (loss) by the 1,009,377 shares of common stock outstanding as of December 27, 1997, considering these shares to be outstanding for all periods presented.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Synox is the exclusive licensee of certain technology and know-how under a license agreement with a company controlled by certain affiliates of the Company. The agreement currently covers 15 states in the license territory and granted an option to acquire additional territory on a payment of a prepaid royalty. The option rights expired on December 31, 1997.

Under the terms of its license agreement (as amended), Synox is subject to minimum royalty provisions and to the maintenance of a $50,000 net worth and the performance of other material provisions of the license agreement. Minimum annual royalties (based upon retaining the 15 states currently under the agreement) are due each January 1, for the ensuing calendar year through the license expiration, according to the following schedule. The license agreement was amended on December 22, 1997 to change the expiration date of the license and to provide that no minimum royalty payment would be due on January 1, 1998, but that such minimum royalty payments would resume on January 1, 1999, in accordance with the following schedule.

DUE DATE                                              AMOUNT

January 1, 1999                                       $ 90,336
January 1, 2000                                        180,671
January 1, 2001                                        180,671
January 1, 2002 through 2009                           225,839


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

The Company and Replico Development Company, Inc. ("Replico") each own 50% of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective


--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 14.

shares to elect three directors designated by the Company and two directors designated by Replico. Sprayroq has obtained its operating funds primarily from the Company. Prior to October 15, 1996, the Company had made loans to Sprayroq to fund the working capital and other needs of Sprayroq. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996 by Sprayroq. As of December 27, 1997, the principal amount of the debt was approximately $747,000. The rate of interest on the debt is 7% per annum. The debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001.






                                   *********




--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 14.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

     For the three months ended December 27, 1997, the Company generated revenues of approximately $464,000, as compared to approximately $304,000 for the three months ended December 28, 1996, representing an increase of approximately 53%. The increase in revenues for the three-month period is primarily attributable to an increase in orders for materials from Sprayroq's licensees.

     For the nine months ended December 27, 1997, the Company generated revenues of approximately $1,080,000, as compared to approximately $940,000 for the nine months ended December 28, 1996, representing an increase of approximately 15%. The increase in revenues for the nine-month period is primarily attributable to an increase in orders for materials from Sprayroq's licensees.

Cost of Revenues / Gross Profit

     Cost of revenues were approximately $194,000 for the three months ended December 27, 1997, as compared to approximately $156,000 for the three months ended December 28, 1996, representing an increase of approximately 24%. Cost of revenues for the three-month period increased primarily as a result of an increase in revenues resulting from orders for materials from Sprayroq's licensees.

     Cost of revenues were approximately $523,000 for the nine months ended December 27, 1997, as compared to approximately $501,000 for the nine months ended December 28, 1996, representing an increase of approximately 4%. Cost of revenues for the nine-month period increased primarily as a result of an increase in revenues resulting from orders for materials from Sprayroq's licensees.

     Gross profit margin was approximately 58% for the three months ended December 27, 1997, as compared to approximately 49% for the three months ended December 28, 1996. Gross profit margin was approximately 52% for the nine months ended December 27, 1997, as compared to approximately 47% for the nine months ended December 28, 1996.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S,G&A") for the three months ended December 27, 1997 were approximately $162,000, as compared to approximately $208,000 for the three months ended December 28, 1996, a decrease of 22%. S,G&A for the nine months ended December 27, 1997 were approximately $520,000, as compared to approximately $539,000 for the nine months ended December 28, 1996, a decrease of 4%. The decrease in S,G&A for the three month and the nine month period is primarily attributable to the reduction in expenses at Enviroq.

Other Income

     Other Income was approximately $30,000 in income for the three months ended December 27, 1997, as compared to approximately $37,000 for the three months ended December 28, 1996. Other Income was approximately $106,000 in income for the nine months ended December 27, 1997, as compared to approximately $108,000 for the nine months ended December 28, 1996. For the three month period and the nine month period ended December 27, 1997, most of the other income resulted from interest income and accrued interest receivable by the Company from its bank cash deposits, money market accounts, and other investments.



--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 14.

Net Income (Loss)

     For the three months ended December 27, 1997, net income was approximately $109,000, as compared to net loss of approximately $32,000 for the three months ended December 28, 1996. For the nine months ended December 27, 1997, net income was approximately $113,000, as compared to net loss of approximately $2,000 for the nine months ended December 28, 1996. The increase in net income for the three months and the nine months ended December 27, 1997 was primarily attributable to increased revenues, improved gross profit margins and decreased S,G&A.

Financial Condition

     For the three months ended December 27, 1997, stockholders' equity increased as compared to the preceding quarter ended September 27, 1997, primarily as a result of net income generated over the period. For the nine months ended December 27, 1997, stockholders' equity increased as compared to the fiscal year ended March 29, 1997, primarily as a result of net income generated over the period.

     At December 27, 1997, the Company had approximately $2,871,000 in working capital and a current ratio of 16.6-to-1, as compared to working capital of approximately $2,784,000 and a current ratio of 32.3-to-1 at March 29, 1997.

     At December 27, 1997, the Company's cash and cash equivalents totaled approximately $2,275,000. In addition, accounts receivable totaled approximately $496,000. The Company used approximately $105,000 in cash from operating and investing activities during the nine month period ended December 27, 1997, primarily as a result of increases in accounts receivable and inventories.

     Depreciation expense was approximately $5,000 for the nine months ended December 27, 1997. Net fixed assets increased approximately $13,000 between March 29, 1997 and December 27, 1997. This increase is attributable to the purchase of equipment offsetting the accumulated depreciation.

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




--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 14.

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

Management has continued to search for opportunities for growth or other strategic alliances. Their can be no assurances, however, that the Company will be successful in locating or capitalizing on any such opportunities for growth or for other strategic alliances*.




--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 14.

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

        10.01     Further Amended Agreement as of December 22, 1997 by and between Long Enterprises, Inc. and
                  Synox Corporation.

        27        Financial Data Schedule (for S.E.C. Use Only)

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


                                          ENVIROQ CORPORATION


Date: February 10, 1998            By:   /s/ William J. Long
                                         ------------------------------
                                             William J. Long, President
                                             and Chief Executive Officer
                                             (Principal Financial and
                                             Accounting Officer)