Form 10KSB40
period 1998-03-28
ENVIROQ CORP /DE/
filed 1998-06-23
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
(Mark One)
         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)      [No Fee Required]
                  OF THE SECURITIES EXCHANGE ACT OF 1934        ---------------

                  For the fiscal year ended March 28, 1998

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)  [No Fee Required]
                  OF THE SECURITIES EXCHANGE ACT OF 1934        ---------------

For the transition period from ___________________ to ________________________
Commission file number  0-25528

                              ENVIROQ CORPORATION
                 (Name of small business issuer in its charter)

                Delaware                                    59-3290346
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      3918 Montclair Road, Suite 206
            Birmingham, Alabama                                 35213
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

                                 YES   X      NO
                                     -----       -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of June 4, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $1,379,414, based on $3.25 per share being an average of the bid and asked prices listed on the OTC Bulletin Board system.

         State issuer's revenues for its most recent fiscal year: $1,304,357

         As of June 4, 1998, the Registrant had issued 1,009,377 shares of Common Stock, par value $0.01.

         Transitional Small Business Disclosure Format YES     NO  X
                                                           ---    ---

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

                  BUSINESS AND BUSINESS STRATEGY OF ISSUER.

                  The Company is currently principally engaged in the development, commercialization, formulation and marketing of spray-applied resinous products, and in the treatment of municipal wastewater biosolids. The Company's operations are conducted primarily through Sprayroq(R), Inc., a Florida corporation of which the Company owns 50% of the outstanding capital stock ("Sprayroq"). Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials. The Company also owns 100% of the outstanding capital stock of Synox(R) Corporation, a Delaware corporation ("Synox"). Synox has been engaged in the research, development and marketing of a process for the treatment of municipal wastewater biosolids. During the fiscal year ended March 30, 1996, management of the Company elected to minimize the activities of Synox and to write off substantially all of the assets of Synox. During the fiscal year ended March 28, 1998, the Synox demonstration facility in Jacksonville, Florida was dismantled. As of March 28, 1998, all remaining assets of Synox had been fully depreciated. See "Description of Business -- Background on Operations of Synox Corporation." Accordingly, during the fiscal year ended March 28, 1998, most of the income and gross profit of the Company was attributable to the operations of Sprayroq.

                  The management of the Company believes the strong financial position of the Company, along with its status as a public company, may offer opportunities for growth or other strategic alliances, and has been searching for opportunities to leverage the Company's advantages to bring additional value to its shareholders. On April 23, 1998, Enviroq announced that its board of directors has approved entering into an Agreement and Plan of Reorganization (the "Reorganization Plan") by which Enviroq will merge with a subsidiary of Intrepid Capital Corporation ("Intrepid"), a newly-formed corporation. The merger would be consummated through a transaction in which Enviroq stockholders would receive shares of Intrepid common stock, as well as cash. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The business of Intrepid may or may not involve the Company's traditional business and markets. The Reorganization Plan and related transactions are subject to a number of conditions including, without limitation, the approval of the stockholders of Enviroq, and there can be no assurance that these conditions will be fulfilled.

                  Pursuant to the Merger, the Company and IMA entered into several related agreements which included the Subordinated Promissory Note (the "Note"), the Covenant Not to Compete Agreement (the "Covenant'), and the Consulting Agreement. On March 12, 1996, the Company and IMA executed an agreement (the "Settlement Agreement") to settle all claims and counterclaims made, or that could have been made, by the parties to related lawsuits between the parties with respect to several matters arising out of the Merger, including the Subordinated Promissory Note. The Company received $3,335,000 as payment in full under the Settlement Agreement, which includes the Note and the Consulting Agreement. In the Settlement Agreement, the parties, which included the Company, IMA, and Insituform Technologies, Inc., released each other, subject to limited exceptions, from all claims that the parties had or may have had or may have arising out of the Note, the Merger Agreement (including the Expense Deficit as defined in the Merger Agreement) and the related lawsuits. In the Settlement Agreement, the Company was not released from certain obligations under the related agreements including, without limitation, the Covenant.

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

                  Sprayroq was organized with minimum capital, and has obtained operating funds primarily from the Company. Of the total amount owed to the Company by Sprayroq, $547,219 was loaned by the Company pursuant to written promissory notes made by Sprayroq to the Company (collectively, the "Sprayroq Notes"). The Sprayroq Notes became due on April 1, 1995. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996, by Sprayroq. The principal amount of the debt as of October 21, 1996 was approximately $840,000. The rate of interest on the debt is 7% per annum, and the debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001. As of March 28, 1998, the balance owed under the Consolidated Note was approximately $492,000.

                  Under the Stockholder Agreement between the Company and Replico, the Company is given certain rights of control over Sprayroq, including the right to designate its executive officers and to elect a majority of the board of directors. Since the formation of Sprayroq, the chief executive officer of Sprayroq has also been the chief executive officer of the Company. Nevertheless, from time to time during fiscal year 1998 and continuing to the present, one or more of the principals of Replico has, either on their own behalf or on the behalf of Replico, raised issues or otherwise questioned the Company's management of and designation of officers of Sprayroq. Among such issues and questions is the suggestion of a conflict of interest, as yet undefined, in connection with the election of William J. Long as the chief executive officer of both Sprayroq and the Company. Another such issue relates to the assertion that Replico and/or certain affiliates of Replico should be free to engage in certain ventures that may present opportunities for Sprayroq and/or be competitive with Sprayroq, or that utilize certain technology and/or technology rights belonging to Sprayroq, and that the corresponding responses of Sprayroq's management to Replico might somehow be improper. Management of the Company believes that all actions taken have been entirely within the terms and the spirit of the Stockholder Agreement with respect to the management of Sprayroq, and Sprayroq's responses to the questions and issues raised by Replico and or its principals. However, no assurances can be given that Replico or its affiliates will not pursue claims against Sprayroq, the Company, and/or their respective affiliates, or that the outcome of such matters will be favorable to the Company.


                  BACKGROUND ON OPERATIONS OF SYNOX CORPORATION.

                  Synox was organized as a Delaware corporation on May 23, 1986, and was acquired by the Company on September 30, 1991. The primary purpose of Synox was to perform research and development with respect to processes and methods related to municipal wastewater treatment, particularly suspended solids and nutrients (known in the industry and referred to hereafter as "biosolids"). Synox has obtained a license to utilize technology relating to a process for the treatment of municipal wastewater biosolids (the "Synox Process(R)"), and other related processes for producing and managing usable end products from wastewater biosolids. The intellectual property and know-how underlying the Synox Process is licensed to Synox by Long Enterprises, Inc., an Alabama corporation controlled by Charles A. Long, Jr., a Director of the Company and the father of William J. Long, the President, Chief Executive Officer and a Director of the Company ("Long Enterprises").

                  The research and development activities of Synox included the creation of a mobile pilot testing unit, as well as efforts to achieve processes that meet the highest treatment standards of the U.S. Environmental Protection Agency (the "EPA"). Such processes are known as Processes that Further Reduce Pathogens ("PFRP"). Synox also invested approximately $995,000 in the design and construction of a full scale demonstration plant located in Jacksonville, Florida.

                  As a result of the lack of activity in the markets addressed by the Synox Process, the Company elected, during fiscal year 1996, to reduce substantially the operations at Synox in order to minimize expense. The two full-time employees of Synox were terminated and the full scale demonstration plant of Synox located in Jacksonville, Florida was closed. Substantially all of the assets of Synox were written off during fiscal year 1996. The demonstration plant was dismantled during fiscal year 1998. Nevertheless, management of the Company believes that the Synox Process may become valuable in the future, provided that, among other factors, a full implementation and vigorous enforcement of the existing EPA Regulations is realized; funding becomes available to municipalities to enable municipalities to implement processes such as the Synox Process; the Synox Process, at such time in the future, is competitive and viable; and, at such time in the future, the beneficial use of Class A biosolids is generally accepted.

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


                  EPA REGULATIONS.

                  The treatment and disposal of municipal biosolids are regulated by the EPA, under authority of Section 405(d) of the Clean Water Act, as amended (the "CWA"). On February 19, 1993, the EPA published new regulations relating to the treatment, disposal and usage of biosolids. These new regulations were, the Company believes, the result of a major effort by the EPA to develop regulations containing guidelines for the use and disposal of biosolids, including standards that are intended to adequately protect public health and the environment from reasonably anticipated adverse effects from the use and disposal of biosolids. The EPA has also set performance standards for owners and operators of sewage treatment works. The EPA Regulations also provide for other standards such as performance, long-term storage, vector attraction, reporting, etc.

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

                  SALES AND MARKETING.

                  The Company's organization includes operations for sales and marketing. At the present time, Synox Corporation is conducting no full-time sales and marketing programs, and relies on the senior officers of the Company to monitor market developments that might result in potential sales of the Synox Process. Sprayroq Corporation employs one salesperson to coordinate activities among Sprayroq's licensees and to secure new licensees. From time to time, the Company's senior officers and directors also participate in sales and marketing of the Company's products and services.

                  The Company and Sprayroq conduct marketing activities, which typically include: (i) identifying new markets and market strategies, trade shows, advertising, new releases and other promotional activities; (ii) brochures, video, Internet "Web" pages, and slide presentations; and (iii) other sales aids and investor relations. Sales and marketing activities are directed to potential licensees, engineers (both in the municipal and industrial sectors), public works officials, consulting engineers, mayors, and other public officials to introduce them to, and educate them about, the products and services offered by the Company.


                  CUSTOMERS.

                  Sprayroq's sales are almost exclusively to its licensees. The majority of Sprayroq's revenues are derived from the sale of resinous materials, principally SprayWall and SprayShield. Additional revenues are derived from fees arising out of license agreements, along with related sales of equipment, spare parts, and technical support. These licensees market, sell and install Sprayroq products primarily to municipal and industrial customers. An aggregate of 89% of Sprayroq's sales for fiscal year 1998 were made to two customers which amounted to sales totaling approximately $1,007,000 and $151,000, to Insituform Southeast, Inc. and Slaughter Construction Company, Inc., respectively. Synox Corporation currently has no customers.

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


                  Synox.

                  The Company decided to minimize the operations of Synox during fiscal year ended March 30, 1996. If, however, at any time in the future, the Company determines that it is in the best interest of the Company to develop and increase the operations of Synox, its market is likely to primarily consist of 1,000 publicly owned treatment works treating more than 5 million gallons of wastewater per day, operated by municipalities in the United States.


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


                  Synox.

                  If the Company determines to develop and increase the operations of Synox, Synox would be likely to face competition from a number of suppliers employing more traditional, well-known and accepted methods of wastewater biosolids treatment. All biosolids treatment processes, including the Synox Process, have strengths and weaknesses and no one process is the best choice in all situations. Competing biosolids treatment processes include alkaline stabilization/fixation, heat drying/pelletizing, and composting. For some potential customers, more conventional treatment methods will be adequate. There are a number of companies marketing specific technologies that offer many of the same advantages as the Synox Process over conventional wastewater biosolids treatment techniques. Many of these companies employ techniques that may produce soil amendment products or fuel from the treated biosolids. These companies, which are well established and better financed than Synox, constitute substantial, direct competition for Synox. See "Description of Business -- Background on Operations of Synox Corporation."

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

                  Synox.

                  Synox is the exclusive licensee under a license agreement dated May 27, 1986, as amended on May 16, 1991, October 5, 1994, December 20, 1996, and December 22, 1997 between Synox and Long Enterprises (the "License Agreement"), pursuant to which Synox has obtained rights to six U.S. patents relating to the Synox Process.

                  The patents and patent applications covered by the License Agreement, and their expiration dates are listed below:

         Number            Name         Description                             Expiration
         -------------------------------------------------------------------------------------
         4,487,699         Long         Sewage Biosolids Treatment              Dec. 11, 2001
                                        Apparatus and Process
         4,582,612         Long         Improved Sewage Biosolids               Apr. 15, 2003
                                        Treatment Apparatus
         4,659,464         Long         Apparatus for Dispersing                Apr. 21, 2004
                                        Biosolids With Gas Impingement
         4,695,388         Long         Apparatus and Process for               Sept. 22, 2004
                                        Rapid Sewage Biosolids Separation
         4,936,983         Long         Sewage Biosolids Treatment              June 26, 2007
                                        with Gas Injection
         5,147,563         Long         Improved Sewage Sludge Treatment        Sept. 29, 2009
                                        With Gas Injection

                  The License Agreement grants to Synox exclusive rights to license the Synox Process in the following territory comprising the states of Maryland, Delaware, Virginia, West Virginia, North Carolina, South Carolina, Florida, Georgia, Alabama, Kentucky, Tennessee, California, Texas, Arizona, New Mexico and the District of Columbia.

                  As amended, the License Agreement expires on September 28, 2011 or the later date of termination of the last to expire of any patent issued pursuant to the patent applications and continuations in part relating to the subject matter of the License Agreement in existence on May 16, 1991, and thereafter prosecuted by the licensor or its assignor, Charles A. Long, Jr. (the "Long License Expiration").

                  Under the License Agreement, Synox is obligated to pay royalties of 4% of the total contract value of each Synox Process installation (which begins with a storage unit for thickened biosolids and ends with biosolids thickening and chemical contact), less allowable deductions, such as the building, site preparation, paving, land and landscape. No such installations have been completed or are currently contemplated.

                  Minimum annual royalties (based on retaining the existing territory of 15 states listed above) are due each January 1, for the ensuing calendar year through the Long License Expiration. On January 1, 1995, a minimum royalty payment of $45,168 was made, and the minimum royalty payments for 1996 and 1997 were waived as the result of amendments to the License Agreement. The License Agreement was amended on December 22 1997 to change the expiration date of the license and to provide that no minimum royalty payment would be due on January 1, 1998 but that such minimum royalty payments would resume on January 1, 1999 in accordance with the following schedule:

                  Date Due                                                      Amount
                  ----------------------------------------------------------------------
                  January 1, 1999                                      $      90,335.51
                  January 2, 2000                                      $     180,671.02
                  January 1, 2001                                      $     180,671.02
                  January 1, 2002 and on each January  1
                  through Long License Expiration                      $     225,838.77

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

                  At the present time, Sprayroq's principal products are characterized as polyurethanes and utilize several chemicals, including diisocyanates. Diisocyanates have been in general use for many years, in many applications including automobile parts, insulation, floor coverings, and roofing. Guidelines regarding the use of diisocyanates were published by the U.S. Department of Health, Education and Welfare, Public Health Service, Center for Disease Control, and National Institute for Occupational Safety and Health (NIOSH) in September, 1978. Additional documentation regarding recommended precautions and procedures to be used with such chemicals has been provided by the suppliers of the chemicals, and by Sprayroq, and Sprayroq instructs all licensees to follow the procedures set forth in this documentation. Sprayroq's current supplier of diisocyanates reports that diisocyanates and other such chemicals have been in general use for more than fifty years, and that the issues relating to their safe use are well known. There can be no assurance, however, that NIOSH or other regulatory organizations, governmental agencies, etc. might, in the future, determine that such chemicals are hazardous or otherwise harmful, or might otherwise regulate or prevent their use.

                  Sprayroq's licensee in Denmark had previously reported that the spraying of diisocyanates in a confined space is not allowed according to a regulatory agency of the Danish government. During fiscal year 1997, this licensee reported that the spraying of diisocyanates was permitted in Denmark. The management of Sprayroq is not aware of any other similar prohibition of the use of diisocyanates in other countries. While the management of Sprayroq understands that the previous objections of the Danish regulatory agency are apparently no longer in effect, there can be no assurance that such objection will not persist, nor can assurance be given that similar objections will not occur in the future in other countries, geographical and/or political divisions.


                  EQUIPMENT.

                  The Company owns or leases a number of trailers, vans, and other equipment which are necessary to the operations of the Company.

                  RESEARCH AND DEVELOPMENT.

                  The Company engages in research and development ("R&D") efforts to develop new products, improve existing products, reduce its costs and expand potential applications. The Company incurred R&D expenses with respect to Sprayroq of approximately $5,000 in the year ended March 28, 1998 and $23,000 in the year ended March 29, 1997.


                  EMPLOYEES.

                  As of May 28, 1998, the Company had three full-time employees and three part-time employees.


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

                  The Company leases, on a month-to-month basis, approximately 1,300 square feet of office space located at 3918 Montclair Road, Birmingham, Alabama 35213. This leased space serves as the principal executive offices of the Company and may be canceled upon 90 days notice. The Company believes that these executive offices are adequate for the conduct of the business of the Company. The Company's Sprayroq subsidiary also leases approximately 5,000 square feet of office/warehouse space at 4707 Alton Court, Irondale, Alabama 35210.

         This space serves as the executive offices, training, blending, and warehouse for Sprayroq and may be canceled upon 90 days written notice.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At the present time, the common stock of the Company is traded in the over-the-counter markets, and bid/asked quotations may be found on the OTC Bulletin Board under the symbol "ENVQ." The following table sets forth for the last two fiscal years, the high and low bid and asked prices of the common stock of the Company. The information set forth below has been obtained from the OTC Bulletin Board and is believed to be reliable. The reported high and low bid and asked quotations do not reflect actual trades, but are dealer prices without mark-ups, mark-downs or commissions.

                                    --------------------------------------------------------------
                                                          FISCAL YEAR 1997
                                    --------------------------------------------------------------
  Quarter Ended                        Low              High              Low              High
                                       Bid              Bid               Ask              Ask
                                    --------------------------------------------------------------
  First Quarter(1)                       N/A               N/A              N/A               N/A
  Second Quarter                       $1.25             $2.00            $2.00             $2.50
  Third Quarter                        $0.63             $1.63            $1.00             $2.50
  Fourth Quarter                       $0.25             $0.63            $0.75             $1.50
                                    ---------------------------------------------------------------
                                                          FISCAL YEAR 1998
                                    ---------------------------------------------------------------
  Quarter Ended                        Low              High              Low              High
                                       Bid              Bid               Ask              Ask
                                    ---------------------------------------------------------------
  First Quarter                        $0.64             $1.50            $1.50             $3.00
  Second Quarter                       $0.75             $1.00            $1.25             $3.00
  Third Quarter                        $0.38             $0.75            $0.57             $1.25
  Fourth Quarter                       $0.50             $0.75            $0.88             $1.50

         (1) Management has not been able to obtain any information with respect to trades of the common stock of the Company that may have occurred from the date of the Distribution on April 18, 1995 through August 15, 1996, which would include all of the first quarter of fiscal year 1997.



         There were 361 shareholders of record as of June 4, 1998, which number does not include shareholders whose shares were held of record by brokers, but does include each brokerage firm holding stock as a nominee.

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


                  RESULTS OF OPERATIONS.

                  Revenue.

                  Revenues for the fiscal year ended March 28, 1998 were approximately $1,304,000 as compared to approximately $1,339,000 for fiscal year ended March 29, 1997, a decrease of 2.6%. Approximately $1,284,000 in revenues for fiscal year 1998 resulted from the sales of materials, parts, support, etc., while approximately $20,000 in revenues were derived from licenses fees. Approximately $1,153,000 in revenues for fiscal year 1997 resulted from the sales of materials, parts, support, etc., while approximately $186,000 in revenues were derived from licenses fees. The decrease in revenues for fiscal year 1998 as compared to fiscal year 1997 was primarily attributable to decreases in the number of new license agreements procured by Sprayroq, which resulted in a corresponding decrease in license fees.

                  Gross Profit.

                  For fiscal year 1998, the Company's gross profit margin was 53.5%, as compared to 44.8% for fiscal year 1997. The increased gross profit margin over fiscal year 1997 is due primarily to the increased proportion of Sprayroq resin sales to total sales, with a corresponding decrease in the proportion attributable to license fees.

                  Selling, General and Administrative Expenses.

                  Selling, General and Administrative expenses ("S,G&A") for fiscal year 1998 were approximately $761,000 as compared to approximately $759,000 for fiscal year 1997, an increase of less than 1%. S,G&A for fiscal year 1998 was approximately unchanged as compared to fiscal year 1997 primarily as a result of decreases in expenses, primarily payroll, at Sprayroq, which were offset by increases in expenses, primarily legal expenses relating to the Reorganization Plan as referred to herein, as well as the payment of a bonus.

                  Net Income/(Loss).

                  For fiscal year 1998, the Company had net income of approximately $74,000, as compared to net income of approximately $54,000 for fiscal year 1997, an increase of 37.0%. The increase in net income is primarily attributable to increases in gross profit and other income. In addition, the Company had income tax expense of approximately $21,000 in fiscal year 1998 which reduced the pre-tax income of $94,348, as compared to income tax benefit of approximately $72,000 in fiscal year 1997, which offset the pre-tax loss of $17,732.

                  Financial Condition.

                  Total assets, stockholders' equity, and working capital increased during fiscal year 1998, as compared to fiscal year 1997. The increase during fiscal year 1998 was primarily the result of the increase in net income, along with increases in property, plant and equipment.

                  At March 28, 1998, the Company had approximately $2,820,000 in working capital and a current ratio of 32.0-to-1, as compared to $2,784,000 in working capital and a current ratio of 32.2-to-1 at March 29, 1997.

                  The Company's cash and cash equivalents totaled approximately $2,545,000 at March 28, 1998. The Company's operating activities provided cash of approximately $202,000, as compared to cash used by operating activities of approximately $1,247,000 in fiscal year 1997. Cash in the amount of approximately $36,000 was used in investing activities during fiscal year 1998, as compared to cash of approximately $3,000 used in investing activities in fiscal year 1997.

                  In fiscal years 1998 and 1997, approximately $36,000 and $5,000, respectively, was expended for capital assets.

                  Depreciation expense was approximately $8,000, and amortization expense was zero in fiscal year 1998, as compared to depreciation and amortization expense of $27,000 in fiscal year 1997. Net fixed assets were approximately $359,000 at the end of fiscal year 1998, as compared to approximately $330,000 at the end of fiscal year 1997, an increase of 8.8%. This increase is primarily attributable to the purchase of equipment offsetting accumulated depreciation.

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

                  Other than normal trade accounts payable, taxes and normal accrued expenses incurred in the ordinary course of business, the Company is not currently aware of other material contingencies.

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

                  The operating results and financial statements of the Company include all of the operating results of Sprayroq, without discount or reduction based upon the fact that the Company owns 50% of the outstanding capital stock of Sprayroq, and controls the operations of Sprayroq. The minority interest in Sprayroq is not reflected in the financial statements because of its accumulated deficit position.

                  On April 23, 1998, Enviroq announced that its board of directors has approved entering into an Agreement and Plan of Reorganization (the "Reorganization Plan") by which Enviroq will merge with a subsidiary of Intrepid Capital Corporation ("Intrepid"), a newly-formed corporation. The merger would be consummated through a transaction in which Enviroq stockholders would receive shares of Intrepid common stock, as well as cash. Simultaneously with the Enviroq-Intrepid merger, Institutional Asset Management, Inc. ("IAM") and Capital Research Corporation ("CRC") will also merge with newly-formed subsidiaries of Intrepid. As a result of the transaction, Enviroq, IAM and CRC will become wholly-owned subsidiaries of Intrepid (the "Mergers").

                  According to the Reorganization Plan, the shares of Intrepid common stock issued in the mergers will be registered securities under the Securities Exchange Act of 1934, as amended. It is anticipated that the common stock of Intrepid will be traded in the over-the-counter markets. The Reorganization Plan also contemplates that Enviroq stockholders will receive $2,250,000 in cash and 1,009,377 shares of Intrepid common stock. This would result in Enviroq stockholders receiving approximately $2.23 in cash and one share of Intrepid common stock for each issued and outstanding share of Enviroq stock. The stockholders of IAM and CRC will receive approximately 1,206,149 shares of Intrepid common stock in exchange for all of the outstanding common stock of IAM and CRC. Completion of the Mergers are subject to a number of conditions, including approval of Enviroq stockholders, the receipt by Enviroq of a fairness opinion from its investment banker, and other conditions.


         ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The consolidated financial statements of the Company as of March 28, 1998 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-10 hereof.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Executive officers and directors of the Company as of the date hereof are as follows:


                                 DIRECTOR    POSITIONS WITH
NAME                       AGE   SINCE(1)     THE COMPANY
----                       ---   --------    --------------
Antonio M. Marinelli       78     1995       Chairman of the Board
                                             and Director

William J. Long            46     1995       President, Chief Executive
                                             Officer and Director

Charles A. Long, Jr        70     1995       Director

Michael X. Marinelli       39     1995       Director

Thomas W. Brander          49     1997       Director

Alexander P. Zechella      77     1995       Director


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

(1) All directors of the Company hold office for a term of one year or until such director's successor is elected and qualified.

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

         Thomas W. Brander served from 1988 until April, 1998 as a Senior Vice President of Compass Bankshares in Birmingham, Alabama. From 1987 until 1988, Mr. Brander served as a Vice President for American International Group in New York, NY. From 1976 until 1987, Mr. Brander served in various positions with Citibank, NA in Sydney, Australia, Atlanta, GA, and New York, NY.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required by those persons, the Company believes that, during the fiscal year ended March 28, 1998, all filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners have been complied with.

         William J. Long, a Director and Chief Executive Officer of the Company, is the son of Charles A. Long, Jr., also a Director of the Company. Michael X. Marinelli, a Director of the Company, is the son of Antonio M. Marinelli, also a director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information respecting the compensation paid to the Chief Executive Officer of the Company during the fiscal year ended March 28, 1998 and relevant preceding fiscal years:


                           SUMMARY COMPENSATION TABLE

                           Annual Compensation Awards


            Name and                                                                 All Other
            Principal                                          Salary              Compensation
            Position                      Year                   ($)                    ($)
         ----------------                 ----                 -------             ------------

         William J. Long                  1998                 $85,000              $50,000 (1)
         President and                    1997                 $84,133                   --
         Chief Executive                  1996                 $58,335                   --
         Officer


(1) Bonus of $50,000, of which $20,000 was paid in fiscal year 1998, and the remaining $30,000 to be paid in the first quarter of fiscal year 1999.

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

         In addition, non-employee directors are entitled to receive options to purchase shares of the Company's common stock pursuant to a Non-Employee Directors Stock Option Plan (the "Directors' Plan"). Options for up to 100,000 shares of common stock are authorized to be issued under the Directors' Plan. The Directors' Plan allows the Company's Stock Option Committee to grant options to non-employee directors for a price of not less than eighty-five percent (85%) of the fair market value of the Company's common stock on the dates that the options are granted. Options are exercisable in whole or in part, from time to time, until five (5) years from the date of grant, except that, absent a change in control of the Company, each option terminates upon the discontinuance of the option holder's service as a Director of the Company for any reason except death or disability. Sale of common stock purchased upon exercise of an option is prohibited for two (2) years from the date of exercise or three (3) years from the date of grant, whichever is later, unless there is a change in control of the Company or in the event of the Director's death. Each option agreement under the Directors' Plan provides, among other things, that shares of Common Stock will be issued and delivered to the Director upon payment to the Company of the exercise price of such shares and that the option price and number of shares subject to such option will be adjusted for stock splits, stock dividends or other similar changes in the Company's capital structure. No options were issued during fiscal 1998 under the Directors' Plan.

         Incentive Stock Option Plan. Options may be granted under the Company's Incentive Stock Option Plan (the "ISO Plan"), which provides for the issuance to key employees of incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended. The ISO Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee"). As of June 20, 1996, the Committee was authorized to issue up to 100,000 shares of common stock pursuant to the exercise of the ISOs. The option price of each ISO granted is 100% of the fair market value of the common stock on the date of grant. If an ISO is granted to an optionee who holds more than 10% of the combined voting power of all classes of the Company's stock at the date of the grant, the option price is 110% of fair market value of the common stock on the date of grant. The ISO Plan provides for the exercise of ISOs at the maximum rate of 25% in the first 12 months after grant and 25% in each 12-month period thereafter. To the extent not exercised, an optionee may accumulate his or her ISOs and exercise them, in whole or in part, in any subsequent period but not later than 10 years from the date on which the option was granted. No options were issued during fiscal year 1998 to executive officers of the Company under the ISO Plan.

         Compensation Committee Interlocks and Insider Participation. Thomas W. Brander, Antonio M. Marinelli and Alexander P. Zechella serve on the Compensation Committee of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of June 4, 1998 by (i) each shareholder known to the Company to own more than five percent of any class of the Company's outstanding securities entitled to vote; (ii) directors of the Company; and (iii) all executive officers and directors of the Company as a group.

                                                   AMOUNT AND NATURE             PERCENT OF CLASS
NAME AND ADDRESS OF                                  OF SECURITIES                  (EXCLUDING
BENEFICIAL OWNER                                   BENEFICIAL OWNER(1)          TREASURY SHARES)(2)
-------------------                                -------------------          -------------------
Insituform of North America, Inc.                   73,800 shares                       7.3%
   3315 Democrat Road                               of common stock
   Memphis, Tennessee 38118

Marinelli Securities Associates (3)                 294,900 shares                     29.2%
   2100 North Dixie Highway                         of common stock
   Fort Lauderdale, Florida 33305

Charles A. Long, Jr. (4)                            5,686 shares                        0.6%
   P. O. Box 12887                                  of common stock
   Birmingham, Alabama 35202

William J. Long (4)(5)                              263,389 shares                     26.1%
   3918 Montclair Road, Suite 206                   of common stock
   Birmingham, Alabama 35213

Antonio M. Marinelli (3)(6)                         299,559 shares                     29.7%
                                                    of common stock

Michael X. Marinelli (3)(7)                         295,420 shares                     29.3%
                                                    of common stock

Thomas W. Brander                                   14,061 shares                       1.4%
   3763 West Jackson Blvd                           of common stock
   Birmingham, Alabama 35213

Alexander P. Zechella                               4,221 shares                        0.4%
   1000 Vicar's Landing Way, #F-109                 of common stock
   Ponte Vedra Beach, Florida 32082

All officers and directors                          584,942 shares                     58.0%
  as a group (7 persons)                            of common stock


(1) Included in such beneficial ownership are shares of common stock issuable upon the exercise of certain options exercisable immediately or within 60 days of June 4, 1998, as follows: None.

(2) The percentages represent the total of the shares listed in the adjacent column divided by the issued and outstanding shares of common stock as of June 4, 1998, plus any options exercisable immediately or within 60 days.

(3) Marinelli Securities Associates ("MSA") is a Florida general partnership and is the record owner of 294, 900 shares. The partners of MSA are Micam Industries, Inc. ("Micam") (41.16%), Estate of Orlando M. Marinelli (7.65%), Marion Marinelli (7.65%), Antonio M. Marinelli (7.65%), Phyllis Marinelli (7.65%), Michelle Marinelli (7.06%), Kim Vreeland (7.06%), Michael X. Marinelli (7.06%), and Michael J. Marinelli (7.06%). Michael X. Marinelli, a director of the Company, is a partner in MSA. Accordingly, the shares owned by MSA may be deemed to be beneficially owned by each of them. The address of each of the above-named partners is the same as the address of MSA.

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

         In April, 1996, Assurance sold its book of business and certain other assets to LMJ Corporation. Among other of the terms relating to this sale was the right of Assurance to receive a percentage of future commissions arising out of the book of business sold to LMJ by Assurance. With respect to insurance purchased by the Company from LMJ, LMJ pays 22% of the commissions from such business to Assurance. During fiscal year 1998, a portion of the Company's insurance (primarily relating to Director's and Officer's insurance) was provided through LMJ Corporation for a total of approximately $29,000. For fiscal years 1996 and 1997, the Company paid Assurance approximately $58,000 and $66,000, respectively. In April, 1997, much of the Company's insurance was purchased from an unaffiliated third party, although LMJ retained the portion of insurance relating to workers' compensation. Management believes that the Company will make payments to LMJ during fiscal year 1999 for certain insurance needs equal to approximately $30,000.

         Synox is party to the License Agreement with Long Enterprises. Pursuant to the License Agreement, Synox has obtained from Long Enterprises rights to five U.S. patents relating to the Synox Process. During fiscal years 1996, 1997 and 1998 the Company made no payments to Long Enterprises pursuant to the License Agreement. See "Description of Business -- Patents and Licenses."

         During fiscal years 1998, 1997 and 1996, the Company paid approximately $29,000, $13,000, and $2,800, respectively, to Market Potential, Inc., a company controlled by Patricia L. Ford, for advertising and marketing services performed for the Company. Ms. Ford is the sister of William J. Long and the daughter of Charles A. Long, Jr. Market Potential, Inc. sub-leases office space from the Company, and paid approximately $4,000 for this space during fiscal year 1998 and, for the period after September, 1997, $3,000 during fiscal year 1997. Market Potential, Inc. sub-let offices, through August, 1996, to the Company, for which, the Company paid approximately $1,000 to Market Potential, Inc. during fiscal year 1997.

         Charles A. Long, Jr. sub-leases office space from the Company, and paid the Company approximately $2,000 for this space during fiscal year 1998, and approximately $1,400 during fiscal year 1997.

         Integrid, Inc., a company owned by William J. Long, sub-leases office space from the Company, and paid the Company approximately $1,300 for this space during fiscal year 1998, and $800 during fiscal year 1997.

         Old Enviroq acquired all of the outstanding common stock of Synox from its existing stockholders on September 30, 1991. The stockholders of Synox at the time of that merger received shares of Old Enviroq valued at $672,000 in the aggregate plus the right to receive additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. The right to receive these additional shares was represented by certificates of contingent shares of Old Enviroq ("Contingent Share Certificates"). In addition to other past stockholders of Synox, certain directors of the Company or their affiliates, including Long Enterprises, Inc., and Sullivan, Long & Hagerty, Inc., Estate of Orlando M. Marinelli, Antonio M. Marinelli, former director W.
T. Goodloe Rutland, and Alexander P. Zechella, hold Contingent Share
Certificates.

         The Company has issued replacement contingent share certificates representing the contingent right to receive shares of common stock of the Company ("New Contingent Share Certificates"), partly in consideration of the agreement of the holders of the Contingent Share Certificates to surrender their Contingent Share Certificates. The New Contingent Share Certificates have rights and privileges substantially similar to those afforded by the Contingent Share Certificates except that (i) any shares to be issued pursuant to the New Contingent Share Certificates will be shares of the common stock of the Company rather than Old Enviroq, and (ii) the arbitration provisions contained in the Contingent Share Certificates giving the holders thereof the right to arbitrate the reasonableness of the decision to abandon the Synox Process are not contained in the New Contingent Share Certificates.

         Synox has issued certain promissory notes to certain directors and officers of the Company and certain of their affiliates. The aggregate amount of such notes as of May 28, 1998 was approximately $1,091,179. These notes provide that interest will be deferred and paid only if and after Synox has after-tax net income and then only to the extent that the amount of interest paid does not exceed the amount of such after-tax net income; and principal will be paid after Synox has accumulated retained earnings, and then only to the extent that the payment of such indebtedness does not exceed the amount of such retained earnings. Management believes that the attainment of sufficient retained earnings by Synox is not likely in the foreseeable future, and consequently such notes are not recorded as liabilities in the Company's financial statements.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following financial statements are filed with this report on Form 10-KSB:

                                                                   Page
                                                                   Reference
                                                                   ---------
         Independent Auditors' Report                                 F-1
         Consolidated Balance Sheets                                  F-2
         Consolidated Statements of Income                            F-3
         Consolidated Statements of Stockholders'
           Equity                                                     F-4
         Consolidated Statements of Cash Flows                        F-5
         Notes to Consolidated Financial                              F-6
           Statements


(b) The Company filed a report on Form 8-K on April 23, 1998. No financial statements were filed with respect to the Report on Form 8-K and the report consisted of disclosures made in respect of Item 5 of Form 8-K.



                [remainder of this page intentionally left blank]

ENVIROQ CORPORATION AND SUBSIDIARIES



CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED MARCH 28, 1998 AND MARCH 29, 1997
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
  Enviroq Corporation:

We have audited the accompanying consolidated balance sheets of Enviroq Corporation and subsidiaries as of March 28, 1998 and March 29, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enviroq Corporation and subsidiaries as of March 28, 1998 and March 29, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Birmingham, Alabama
May 11, 1998

ENVIROQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 28, 1998 AND MARCH 29, 1997


                                                                      1998           1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $ 2,545,100    $ 2,379,613
  Accounts receivable (Note 6)                                         78,404        314,772
  Inventories                                                         168,184         52,830
  Refundable income taxes                                              63,470        100,189
  Prepaid expenses and other assets                                    36,884         24,494
                                                                  -----------    -----------
           Total current assets                                     2,892,042      2,871,898
                                                                  -----------    -----------
OTHER ASSETS:
  Employee notes receivable                                            11,858         13,819
  Deferred taxes (Note 2)                                              10,650
                                                                  -----------    -----------
           Total other assets                                          22,508         13,819
                                                                  -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                310,135        310,135
  Operating equipment                                                  44,160         25,563
  Other equipment and vehicles                                         57,917         40,241
                                                                  -----------    -----------
                                                                      412,212        375,939
  Less accumulated depreciation                                        53,279         45,506
           Property, plant and equipment, net                         358,933        330,433
                                                                  -----------    -----------
TOTAL                                                             $ 3,273,483    $ 3,216,150
                                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $    46,733    $    69,292
  Salaries, wages and related taxes                                    25,203         18,824
                                                                  -----------    -----------
           Total liabilities                                           71,936         88,116
                                                                  -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (Note 3):
  Common stock (par value $.01 per share, authorized
    10,000,000 shares, issued and outstanding 1,009,377 shares)        10,094         10,094
  Additional paid-in capital                                        6,190,647      6,190,647
  Accumulated deficit                                              (2,999,194)    (3,072,707)
                                                                  -----------    -----------
          Total stockholders' equity, net                           3,201,547      3,128,034
                                                                  -----------    -----------
TOTAL                                                             $ 3,273,483    $ 3,216,150
                                                                  ===========    ===========

See notes to consolidated financial statements.

ENVIROQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 28, 1998 AND MARCH 29, 1997


                                                      1998           1997
REVENUES (Note 6):
  Net revenues from sales and support             $ 1,284,357    $ 1,152,972
  Revenues from licenses                               20,000        185,835
                                                  -----------    -----------
           Total revenues                           1,304,357      1,338,807

COST OF REVENUES                                      605,940        738,666
                                                  -----------    -----------
GROSS PROFIT                                          698,417        600,141

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 5)                                   761,199        759,418
                                                  -----------    -----------
LOSS FROM OPERATIONS                                  (62,782)      (159,277)
                                                  -----------    -----------
OTHER INCOME:
  Interest                                            124,113        136,958
  Other, net                                           33,017          4,587
                                                  -----------    -----------
                                                      157,130        141,545
                                                  -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                      94,348        (17,732)

INCOME TAX (EXPENSE) BENEFIT (Note 2)                 (20,835)        71,799
                                                  -----------    -----------
NET INCOME                                        $    73,513    $    54,067
                                                  ===========    ===========
BASIC AND DILUTED NET INCOME PER SHARE            $      0.07    $      0.05
                                                  ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                 1,009,377      1,009,377
                                                  ============   ===========


See notes to consolidated financial statements.

ENVIROQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 28, 1998 AND MARCH 29, 1997


                                                Additional
                                 Common           Paid-In         Accumulated
                                 Stock            Capital           Deficit               Total

BALANCE, MARCH 25, 1996         $10,094         $6,190,647         $(3,126,774)         $3,073,967

  Net income                                                            54,067              54,067
                                -------          ---------          ----------           ---------
BALANCE, MARCH 29, 1997          10,094          6,190,647          (3,072,707)          3,128,034

  Net income                                                            73,513              73,513
                               --------          ---------           ---------           ---------
BALANCE, MARCH 28, 1998         $10,094         $6,190,647         $(2,999,194)         $3,201,547


See notes to consolidated financial statements.

ENVIROQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 28, 1998 AND MARCH 29, 1997


                                                                                    1998              1997
OPERATING ACTIVITIES:
  Net income                                                                   $    73,513       $    54,067
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                                   7,774             8,715
      Amortization                                                                                    17,989
      Gain on sale of property, plant and equipment                                                   (2,000)
      Provision for uncollectible notes receivable                                                    10,000
      Changes in assets and liabilities provided (used) cash:
        Accounts receivable                                                        236,368          (188,375)
        Interest receivable                                                                            7,890
        License fees receivable                                                                        4,030
        Inventories                                                               (115,354)           65,560
        Income taxes                                                                36,719        (1,140,693)
        Prepaid expenses and other assets                                          (12,391)              514
        Other assets                                                                (8,689)            3,181
        Accounts payable and accrued expenses                                      (22,559)          (96,462)
        Salaries, wages and related taxes                                            6,379             9,010
                                                                               -----------        ----------

          Net cash provided by (used in) operating activities                      201,760        (1,246,574)
                                                                               -----------        ----------

INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                                                  2,000
  Additions to property, plant and equipment                                       (36,273)           (4,803)
                                                                               -----------        ----------
          Net cash used in investing activities                                    (36,273)           (2,803)
                                                                               -----------        ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 165,487        (1,249,377)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                              2,379,613         3,628,990
                                                                               -----------        ----------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                               $ 2,545,100        $2,379,613
                                                                               ===========        ==========

See notes to consolidated financial statements.

ENVIROQ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - Enviroq Corporation (the "Company") was incorporated on February 9, 1995. Prior to April 18, 1995, the Company was named "New Enviroq." The Company was initially a wholly-owned subsidiary of a predecessor company which was named Enviroq Corporation (hereafter referred to as "Old Enviroq"). On April 18, 1995, a transaction was completed in which all of the outstanding shares of New Enviroq were distributed to the shareholders of Old Enviroq (the "Distribution"), and the name of Old Enviroq was changed to Insituform Southeast, Inc. Insituform Southeast, Inc. was then merged (the "Merger") into a subsidiary of Insituform MidAmerica ("IMA"), after which the name of New Enviroq was then changed to Enviroq Corporation. Also on April 18, 1995, the stock of Synox Corporation ("Synox"), a wholly-owned subsidiary of Old Enviroq, and Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary of Old Enviroq, approximately 11 acres of unimproved land and $500,000 in cash were transferred to the Company, a newly formed public entity effective April 18, 1995, at their respective book values. Each share of common stock of Old Enviroq issued and outstanding was converted into a right to receive a cash payment equal to the pro-rata portion of the merger consideration of $15,250,000.

      NATURE OF OPERATIONS - The Company's operations are conducted primarily through Sprayroq. Sprayroq is engaged in development, commercialization, manufacture and marketing of spray-applied resinous materials.

      FISCAL YEAR - The Company's 1998 and 1997 fiscal years ended on March 28, 1998 and March 29, 1997, respectively. Fiscal years 1998 and 1997 included 52 weeks.

      PRINCIPLES OF CONSOLIDATION - These consolidated financial statements include the accounts of the Company and its subsidiaries, Synox and Sprayroq. All significant intercompany transactions are eliminated in these consolidated financial statements. The Company controls the operations and activities of Sprayroq. There is no recognition of the minority interest in this subsidiary because of its accumulated deficit position.

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

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Repairs and maintenance costs are charged to expense as incurred.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. Such costs were $5,170 (1998) and $22,798 (1997).

      LICENSE FEES - Sprayroq licenses its technology for use within certain geographic regions. These licenses allow the licensee use of the proprietary technology within their territory and are subject to restrictions as specified in the individual agreements.

      NET INCOME PER SHARE - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. The Company adopted this statement for all periods presented in the accompanying consolidated statements of income.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which will be effective for the Company in fiscal year 1999. Management does not expect the adoption of these Statements to have a material impact on the Company's financial statements and disclosures.

      RECLASSIFICATIONS - Reclassifications have been made to certain 1997 amounts to conform with the 1998 presentation.

2.    INCOME TAXES

      Income tax (expense) benefit for the years ended March 28, 1998 and March 29, 1997 consists of the following:

                                                1998            1997
      Current:
        Federal                              $ (16,789)      $ 73,342
        State                                  (14,696)        (1,543)
                                             ---------       --------
      Total current                            (31,485)        71,799
      Deferred - Federal                        10,650
                                             ---------       --------
                                             $ (20,835)      $ 71,799
                                             =========       ========

      The differences between the income tax (expense) benefit and income taxes computed using the federal statutory rate are as follows:


                                                                                   1998            1997

         Income tax (expense) benefit at federal statutory rate                 $ (33,268)      $  5,059
         State income taxes, net of federal tax benefit                            (4,214)        (1,019)
         Benefit of operating loss carryback                                                      71,796
         Nondeductible expenses                                                                   (6,116)
         Benefit from lower tax brackets                                           17,191          3,209
         Other                                                                       (544)        (1,130)
                                                                                ---------       --------
         Income tax (expense) benefit                                           $ (20,835)      $ 71,799
                                                                                =========       ========

      The types of temporary differences and their related tax effects are summarized as follows:

                                                                                    1998           1997
      Deferred tax assets (long-term):
        Net operating loss and credit carryforwards                              $ 37,238        $ 25,803
        Valuation allowance                                                       (26,588)        (25,803)
                                                                                 --------        --------

                   Deferred tax assets                                           $ 10,650        $     --
                                                                                 --------        --------


      A valuation allowance has been established against the net deferred income tax asset. Such valuation allowance can be adjusted in future periods as the probability of realization of the net deferred tax asset increases.

      During 1996, Enviroq elected to waive its right to all but $79,000 of future use of Synox's net operating loss carryforwards. At March 28, 1998, Synox had a remaining net operating loss carryforward of approximtely $75,000 which, if not utilized, will expire in 2010. The Company also has a general business credit carryforward of approximately $9,000 at March 28, 1998, which will expire in March 2009, if not utilized.

3.    RETIREMENT AND INCENTIVE PLANS

      The Company has a retirement plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Participants may make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

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

4.    COMMITMENTS AND CONTINGENCIES

      Synox is the exclusive licensee of certain technology and know-how under a license agreement with a company controlled by certain affiliates of the Company. The agreement currently covers 15 states in the license territory. Under the terms of its license agreement (as amended), Synox is subject to minimum royalty provisions and to the maintenance of a $50,000 net worth and the performance of other material provisions of the license agreement. Minimum annual royalties (based upon retaining the 15 states currently under the agreement) are due each January 1, for the ensuing calendar year through the license expiration. The license agreement was amended on December 22, 1997 to change the expiration date of the license and to provide that no minimum royalty payment would be due on January 1, 1998, but that such minimum royalty payments would resume on January 1, 1999, in accordance with the following schedule.

      DUE DATE                                              AMOUNT

      January 1, 1999                                      $ 90,336
      January 1, 2000                                       180,671
      January 1, 2001                                       180,671
      January 1, 2002 through 2009                          225,839

      Pursuant to the merger agreement between Old Enviroq and Synox, the stockholders of Synox at the time of the merger received Old Enviroq shares valued at $672,000 in the aggregate plus the right to receive additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. In addition, the then existing obligations of Synox under promissory notes to certain shareholders amounting to $767,376 plus additional interest at 7.66%) shall become payable by Synox in cash only after such time as (i) all the contingent shares have been issued and (ii) accumulated retained earnings are available for such payment. Interest shall become payable only to the extent of available net earnings. Management believes it is unlikely that Synox will achieve the required levels of retained earnings. Therefore, these promissory notes are not recorded as liabilities in the accompanying consolidated balance sheets. As a result of the Distribution of Company shares referred to in Note 1, the obligation to issue contingent shares became an obligation of the Company to issue its shares in lieu of Old Enviroq shares. To the extent additional, contingent shares become issuable in the future or additional obligations become payable in the future, such consideration will be recorded at that time at its fair value and accounted for as additional intangible assets.

5.    RELATED PARTY TRANSACTIONS

      During fiscal years 1998 and 1997, the Company paid approximately $29,000 and $13,000, respectively, to a marketing and public relations company controlled by a family member of certain stockholders of the Company. During fiscal 1997, the Company paid approximately $58,000 to an insurance agency controlled by stockholders of the Company.

6.    SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      The Company had sales transactions with two and four unrelated customers which accounted for approximately 89% and 92% of total sales in fiscal 1998 and 1997, respectively. Trade accounts receivable included approximately $77,445 and $303,000 due from these customers at March 28, 1998 and March 29, 1997, respectively.

7.    SUBSEQUENT EVENT

      On April 22, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Institutional Asset Management, Inc. ("IAM"), a Florida corporation, Capital Research Corporation ("CRC"), a Florida corporation, Intrepid Capital Corporation ("Intrepid Capital"), a newly formed Delaware corporation and a subsidiary of the Company, and three wholly-owned subsidiaries of Intrepid Capital formed to effect the transactions contemplated in the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, including without limitation the approval of the stockholders of the Company, the Company will be merged into a wholly-owned subsidiary of Intrepid Capital, which will occur simultaneously with similar mergers between wholly-owned subsidiaries of Intrepid Capital and each of CRC and IAM. As a result of the simultaneous mergers, the Company, CRC and IAM will become wholly-owned subsidiaries of Intrepid Capital.





                                    * * * * *

         The following exhibits are filed as part of this Form 10-K or are incorporated herein by reference, and this list comprises the Exhibit Index.

                             Description of Exhibit

         Item

         *2.01 Agreement and Plan of Reorganization dated April 22, 1998, by and among the Company, Intrepid Capital Corporation, Institutional Asset Management, Inc., Capital Research Corporation, Freedom Holdings of Alabama, Inc., IAM Merger Sub, Inc., and CRC Merger Sub, Inc. Exhibit 2 to the Report on Form 8-K, dated April 23, 1998, is incorporated herein by reference (Commission File No. 0-25528).

         *3.01     Certificate of Incorporation of New Enviroq Corporation.
                   Exhibit 3.01 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *3.02 Certificate of Amendment to Certificate of Incorporation of New Enviroq Corporation. Exhibit 3.02 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *3.03 Bylaws of New Enviroq Corporation. Exhibit 3.03 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *4.01 Certificate of Designation of Rights and Preferences of Series A Preferred Stock. Exhibit 4.01 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *4.02 Form of Certificate of Common Stock. Exhibit 4.02 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *4.03 Form of Certificate of Series A Preferred Stock. Exhibit 4.03 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *4.04 Stock Agreement, dated April 22, 1998, by and among certain shareholders of the Company, Institutional Asset Management, Inc., and Capital Research Corporation. Exhibit 4 to the Report on Form 8-K, dated April 23, 1998, is incorporated herein by reference (Commission File No. 0-25528).

         *10.01 Merger Agreement between Enviroq Corporation, New Enviroq Corporation, Insituform Mid-America, Inc. and IMA Merger Sub, Inc. dated as of November 2, 1994. Exhibit 10.01 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.02 Form of Consulting Agreement between New Enviroq Corporation and Insituform Mid-America, Inc. Exhibit 10.02 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.03 Form of Covenant Not to Compete Agreement between New Enviroq Corporation, Insituform Mid-America, Inc., Marinelli Securities Associates, and SCE, Inc. Exhibit 10.03 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.04 License Agreement between Synox Corporation and Long Enterprises, Inc. dated May 26, 1986, together with amendments dated May 16, 1991 and October 5, 1994. Exhibit
                   10.05 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.05 Shareholder Agreement between Sprayroq, Inc. Enviroq Corporation, and Replico Development Company, Inc. dated March 25, 1992. Exhibit 10.06 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.06 License Agreement dated May 22, 1992, between Sprayroq, Inc. and Enviroq Services, Inc. Exhibit 10.07 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.07 License Agreements dated June 12, 1994, between Sprayroq, Inc., Toa Grout Kogyo Company, LTD., and Sprayroq, Inc., and Mitsui Toatsu Chemicals, Inc. Exhibit 10.08 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.08 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Charles A. Long, Jr. in the principal amounts of $6,000, $6,000, $6,000, $3,000, $6,000, and $6,000, respectively. Exhibit 10.09 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.09 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Long Enterprises, Inc. in the principal amount of $3,000. Exhibit
                   10.10 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.10 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Sullivan, Long and Hagerty, Inc. in the principal amounts of $132,000, $17,020, $22,000, $11,000, $11,000 $11,000 $22,000, $11,000,
                   $22,000, and $22,000, respectively. Exhibit 10.11 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.11 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Orlando M. Marinelli in the principal amounts of $66,000, $8,510, $11,000, $5,500, and $1,000, respectively. Exhibit 10.12 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.12 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Antonio M. Marinelli in the principal amounts of $66,000, $8,510, $11,000, $5,500, and $1,000, respectively. Exhibit 10.13 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.13 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Road Machinery, Inc., in the principal amounts of $22,000, $11,000, $11,000, $11,000 and $10,000, respectively. Exhibit
                   10.14 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.14 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Micam Industries, Inc., in the principal amounts of $11,000, and $11,000 respectively. Exhibit 10.15 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.15 Amended and Restated Promissory Notes dated September 27, 1991 and issued by Synox Corporation in favor of Marinelli Securities Associates in the principal amount of $10,000. Exhibit 10.16 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.16 Non-Employee Director Stock Option Plan of the Company, as amended. Exhibit 10.17 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.17 Incentive Stock Option Plan of the Company. Exhibit 10.18 to the Company's Registration Statement on Form 10-SB/A2 dated April 12, 1995, is incorporated herein by reference (Commission File No. 0-25528).

         *10.18 Mutual Release and Settlement Agreement dated March 12, 1996 by and between the Company, Insituform Mid-America, Inc. and Insituform Technologies, Inc. Exhibit 10.18 to the Company's Annual Report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference (Commission File No. 0-25528).

         *10.19 Promissory Note dated March 27, 1993 in the aggregate principal sum of $206,203.46 made by Sprayroq, Inc. in favor of the Company. Exhibit 10.19 to the Company's Annual Report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference (Commission File No. 0-25528).

         *10.20 Promissory Note dated March 26, 1994 in the aggregate principal sum of $159,872.95 made by Sprayroq, Inc. in favor of the Company. Exhibit 10.20 to the Company's Annual Report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference (Commission File No. 0-25528).

         *10.21 SprayWall System License Agreement dated December 1, 1993, between Sprayroq, Inc., a Florida corporation, and Southwestern Underground Supply and Environmental Services, Inc., a Texas corporation. Exhibit 10.21 to the Company's Annual Report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference (Commission File No. 0-25528).

         *10.22 Form of SprayWall License Agreement dated January 1, 1996, between Sprayroq, Inc., a Florida corporation and Per Aarsleff A/S, a corporation organized and existing under the laws of Denmark. Exhibit 10.22 to the Company's Annual Report on Form 10-KSB dated June 26, 1996 is incorporated herein by reference (Commission File No. 0-25528).

         *10.23 Consolidated Note dated October 21, 1996 and issued by Sprayroq, Inc. in favor of the Company in aggregate principal sum of $840,249. Exhibit 10.01 to the Company's quarterly report on Form 10-QSB dated November 5, 1996 is incorporated herein by reference (Commission File No. 0-25528).

         *10.24 Further Amended Agreement as of December 20, 1996 by and between Long Enterprises, Inc. and Synox Corporation. Exhibit
                   10.01 to the Company's quarterly report on Form 10-QSB dated February 11, 1997 is incorporated herein by reference (Commission File No. 0-25528).

         *10.25 Further Amended Agreement as of December 22, 1997 by and between Long Enterprises, Inc. and Synox Corporation. Exhibit
                   10.01 to the Company's quarterly report on Form 10-QSB dated February 10, 1998 is incorporated herein by reference (Commission File No. 0-25528).

         *10.26 Agreement and Plan of Reorganization by and among Intrepid Capital Corporation, the Company, Freedom Holdings of Alabama, Inc., Institutional Asset Management, Inc., IAM Merger Sub, Inc., Capital Research Corporation, and CRC Merger Sub, Inc. dated as of April 22, 1998. Exhibit 2 to the Report on Form 8-K, dated April 23, 1998, is incorporated herein by reference (Commission File No. 0-25528).

          21.0     Subsidiaries:

                   1. Synox Corporation, a Delaware corporation (100%).
                   2. Sprayroq, Inc., a Florida corporation (50%).

            27     Financial Data Schedule (for SEC use only)


* Exhibits incorporated by reference
                                       31

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENVIROQ CORPORATION

Date: June 19, 1998                By: /s/ William J. Long
                                      -----------------------------------------
                                               William J. Long, President
                                               and Chief Executive Officer

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


Signature                                                 Title                                    Date
---------                                                 -----                                    ----


/s/  William J. Long
-------------------------------------------               President, Chief Executive               June 19, 1998
     William J. Long                                      Officer and Director (Principal
                                                          Executive Officer and Principal
                                                          Financial and Accounting Officer)
/s/ Charles A. Long, Jr.
-------------------------------------------               Director                                 June 19, 1998
    Charles A. Long, Jr.

/s/ Antonio M. Marinelli
-------------------------------------------               Chairman of the Board of                 June 19, 1998
    Antonio M. Marinelli                                  Directors, Secretary/Treasurer,
                                                          Director

/s/ Michael X. Marinelli
-------------------------------------------               Director                                 June 19, 1998
    Michael X. Marinelli

/s/ Thomas W. Brander
-------------------------------------------               Director                                 June 19, 1998
    Thomas W. Brander

/s/ Alexander P. Zechella
-------------------------------------------               Director                                 June 19, 1998
    Alexander P. Zechella