Form 10KSB40/A
period 1998-03-28
ENVIROQ CORP /DE/
filed 1998-08-04
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 FORM 10-KSB/A
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


                                                   AMOUNT AND NATURE             PERCENT OF CLASS
NAME AND ADDRESS OF                                  OF SECURITIES                  (EXCLUDING
BENEFICIAL OWNER                                   BENEFICIAL OWNER(1)          TREASURY SHARES)(2)
-------------------                                -------------------          -------------------
Insituform of North America, Inc.                   73,800 shares                       7.3%
   3315 Democrat Road                               of common stock
   Memphis, Tennessee 38118

Marinelli Securities Associates (3)                 294,900 shares                     29.2%
   2100 North Dixie Highway                         of common stock
   Fort Lauderdale, Florida 33305

Charles A. Long, Jr. (4)                            5,686 shares                        0.6%
   P. O. Box 12887                                  of common stock
   Birmingham, Alabama 35202

William J. Long (4)(5)                              263,389 shares                     26.1%
   3918 Montclair Road, Suite 206                   of common stock
   Birmingham, Alabama 35213

Antonio M. Marinelli (3)(6)                         299,559 shares                     29.7%
                                                    of common stock

Michael X. Marinelli (3)(7)                         295,420 shares                     29.3%
                                                    of common stock

Thomas W. Brander                                   No shares                           0.0%
   3763 West Jackson Blvd                           of common stock
   Birmingham, Alabama 35213

Alexander P. Zechella                               4,221 shares                        0.4%
   1000 Vicar's Landing Way, #F-109                 of common stock
   Ponte Vedra Beach, Florida 32082

All officers and directors                          571,001 shares                     56.6%
  as a group (6 persons)                            of common stock



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

(3) Marinelli Securities Associates ("MSA") is a Florida general partnership and is the record owner of 294, 900 shares. The partners of MSA are Micam Industries, Inc. ("Micam") (41.16%), Estate of Orlando M. Marinelli (7.65%), Marion Marinelli (7.65%), Antonio M. Marinelli (7.65%), Phyllis Marinelli (7.65%), Michelle Marinelli (7.06%), Kim Vreeland (7.06%), Michael X. Marinelli (7.06%), and Michael J. Marinelli (7.06%). Antonio M. Marinelli, a director of the Company, is a partner in MSA. Accordingly, the shares owned by MSA may be deemed to be beneficially owned by each of them. The address of each of the above-named partners is the same as the address of MSA.

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

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENVIROQ CORPORATION


Date: August 4, 1998              By: /s/ William J. Long
                                      -----------------------------------------
                                               William J. Long, President
                                               and Chief Executive Officer