Form 10QSB
period 1998-06-27
ENVIROQ CORP /DE/
filed 1998-08-11
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB
 (Mark One)

     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998

     [_]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


Commission file number        0-25528
                        -------------

                              ENVIROQ CORPORATION
       (Exact name of small business issuer as specified in its charter)

                Delaware                                      59 -3290346
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

       3918 Montclair Road, Suite 206
          Birmingham,  Alabama                                    35213
 ----------------------------------------                    ---------------
 (Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: (205) 870-0588
                                               --------------

                                      N/A
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
                      (Class)                (Number of Shares)



           Transitional Small Business Disclosure Format (Check one):
                                 Yes [_] No [X]

                     ENVIROQ CORPORATION AND SUBSIDIARIES

                           FORM 10-QSB JUNE 27, 1998


CONSOLIDATED CONDENSED BALANCE SHEETS -
  JUNE 27, 1998 AND MARCH 28, 1998                       3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -
  THREE MONTHS ENDED JUNE 27, 1998                       5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
  THREE MONTHS ENDED JUNE 27, 1998                       6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS     7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                     10

PART II - OTHER INFORMATION                             12

SIGNATURES                                              14


ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------

                                                                        June 27, 1998     March 28, 1998
                                                                        -------------     --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $   2,536,387     $   2,545,100
   Accounts receivable (no allowance considered necessary)                    115,344            78,404
   License fees receivable                                                        930                 -
   Inventories                                                                173,393           168,184
   Notes Receivable                                                            13,459                 -
   Refundable Income Taxes                                                     37,622            63,470
   Prepaid expenses and other assets                                            5,495            36,884
                                                                        -------------     -------------
        Total current assets                                                2,882,631         2,892,042
                                                                        -------------     -------------

OTHER ASSETS:
   Reorganization Cost                                                        127,670                 -
   Employee notes receivable                                                   11,858            11,858
   Deferred Taxes                                                              10,040            10,650
                                                                        -------------     -------------
        Total other assets                                                    149,568            22,508
                                                                        -------------     -------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                       310,135           310,135
   Leasehold Improvements                                                       8,312                 -
   Operating equipment                                                         38,136            44,160
   Other equipment and vehicles                                                57,917            57,917
                                                                        -------------     -------------
                                                                              414,500           412,212
   Less accumulated depreciation                                              (55,174)          (53,279)
                                                                        -------------     -------------
       Property, plant and equipment, net                                     359,325           358,933
                                                                        -------------     -------------
TOTAL ASSETS                                                            $   3,391,525     $   3,273,483
                                                                        =============     =============


     See accompanying notes to consolidated condensed financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                            June 27,        March 28,
                                                                              1998            1998
                                                                          -----------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                  $    65,037     $     46,733
   Salaries, wages and related taxes                                           20,264           25,203
   Income taxes payable                                                        71,617                -
                                                                          -----------     ------------
      Total current liabilities                                               156,918           71,936
                                                                          -----------     ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
   Common stock (par value $.01 per share)
   10,000,000 shares, authorized
   1,009,377 shares, issued and outstanding                                    10,094          10,094
   Additional paid-in capital                                               6,190,647       6,190,647
   Accumulated deficit                                                     (2,966,134)     (2,999,194)
                                                                          -----------     -----------
          Total stockholders' equity                                        3,234,607       3,201,547
                                                                          -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 3,391,525     $ 3,273,483
                                                                          ===========     ===========



     See accompanying notes to consolidated condensed financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (ALL PERIODS UNAUDITED)
-------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED
                                                        -----------------------------
                                                           JUNE 27,          JUNE 28,
                                                            1998              1997

REVENUES
   Net revenues from sales and support                  $   362,815      $   233,486
   Revenues from licenses                                         -           80,000
                                                        ------------     -----------
       Total Revenues                                       362,815          313,486

COST OF REVENUES                                            180,310          201,191
                                                        ------------     -----------

GROSS PROFIT                                                182,505          112,296

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                     175,413          176,806
                                                        ------------     -----------

INCOME (LOSS) FROM OPERATIONS                                 7,092          (64,511)

OTHER INCOME                                                 35,766           31,960
                                                        ------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                            48,858          (32,550)

INCOME TAX EXPENSE (BENEFIT)                                 17,159           (4,883)
                                                        ------------     -----------

NET INCOME (LOSS)                                       $    31,699      $   (27,667)
                                                        ============     ===========

NET INCOME (LOSS) PER
SHARE                                                   $      0.03      $     (0.03)
                                                        ============     ===========



     See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                    ---------------------------------
                                                                    JUNE 27, 1998       JUNE 28, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $      31,699       $     (27,667)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                         1,895               2,618
       Changes in assets and liabilities provided (used) cash             (40,019)             82,202
                                                                    -------------       -------------
          Net cash provided by (used in) operating activities              (6,425)             52,270
                                                                    -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                              (2,288)                  -
                                                                    -------------       -------------
          Net cash used in investing activities                            (2,288)                 (0)
                                                                    -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES                                            -                   -


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        (8,713)             52,270
                                                                    -------------       -------------

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  2,545,100           2,379,613
                                                                    -------------       -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                 $   2,536,387       $   2,431,883
                                                                    =============       =============


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

The results of operations for the three months ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year ending March 27, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 28, 1998, as filed with the Securities and Exchange Commission.

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

     B.  BASIS OF PRESENTATION

     Principles of Consolidation - The consolidated financial statements include the accounts of Enviroq Corporation, Synox and Sprayroq. All significant intercompany transactions are eliminated. Although the Company owns 50% of the outstanding capital stock of Sprayroq, all of the operating results of Sprayroq have been included, without discount or reduction. No minority interest is shown because of Sprayroq's accumulated deficit position.

     C.  INCOME (LOSS) PER SHARE

     Income (loss) per share was computed by dividing net income (loss) by the 1,009,377 shares of common stock outstanding as of June 27, 1998, considering these shares to be outstanding for all periods presented.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Synox is the exclusive licensee of certain technology and know-how under a license agreement with a company controlled by certain affiliates of the Company. The agreement covers 15 states in the license territory.

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


Pursuant to the merger agreement between Old Enviroq and Synox, the stockholders of Synox at the time of the merger received Old Enviroq shares valued at $672,000 in the aggregate plus the right to receive additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. In addition, the then existing obligations of Synox under promissory notes to certain shareholders ($767,376 at December 30, 1991 plus additional interest at 7.66%) shall become payable by Synox in cash only after such time as (i) all the contingent shares have been issued and (ii) accumulated retained earnings are available for such payment. Interest shall become payable only to the extent of available net earnings. As a result of the Distribution of Company shares referred to in Note 2.A above, the obligation to issue contingent shares became an obligation of the Company to issue its shares in lieu of Old Enviroq shares. To the extent additional contingent shares become issuable in the future or additional obligations become payable in the future, such consideration will be recorded at that time at its fair value and accounted for as additional intangible assets.

The Company and Replico Development Company, Inc. ("Replico") each own 50% of the outstanding capital stock of Sprayroq, and pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. Sprayroq has obtained its operating funds primarily from the Company. Prior to October 15, 1996, the Company had made loans to Sprayroq to fund the working capital and other needs of Sprayroq. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and a Consolidated Note evidencing the restructured debt was executed on October 21, 1996 by Sprayroq. As of June 27, 1998, the principal amount of the debt was approximately $487,000. The rate of interest on the debt is 7% per annum. The debt will be amortized over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001.



                                   * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue

     For the three months ended June 27, 1998, the Company generated revenues of approximately $363,000, as compared to approximately $313,000 for the three months ended June 28, 1997, representing an increase of approximately 16%. The increase in revenues for the three-month period is primarily attributable to an increase in orders for materials from Sprayroq's licensees.

Cost of Revenues / Gross Profit

     Cost of revenues were approximately $180,000 for the three months ended June 27, 1998, as compared to approximately $201,000 for the three months ended June 28, 1997, representing a decrease of approximately 10%. Cost of revenues for the three-month period decreased primarily as all revenues for the three month period ended June 27, 1998 were derived from orders for materials and parts from Sprayroq's licensees, which resulted in higher gross profit margins, whereas a portion of the revenues for the period ended June 28, 1997 were derived from the sale of a license, which resulted in lower gross profit margins.

     Gross profit margin was approximately 50% for the three months ended June 27, 1998, as compared to approximately 36% for the three months ended June 28, 1997.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S,G&A") for the three months ended June 27, 1998 were approximately $175,000, as compared to approximately $177,000 for the three months ended June 28, 1997, a decrease of approximately 1%. The decrease in S,G&A for the three month period is marginal.

Other Income

     Other income was approximately $36,000 for the three months ended June 27, 1998, as compared to approximately $32,000 for the three months ended June 28, 1997. For the three month period ended June 27, 1998, most of the other income resulted from interest income and accrued interest receivable by the Company from its bank cash deposits, money market accounts, and other investments.

Net Income (Loss)

     For the three months ended June 27, 1998, net income was approximately $32,000, as compared to net loss of approximately $28,000 for the three months ended June 28, 1997. The increase in net income for the three months ended June 27, 1998 was primarily attributable to increased revenues and improved gross profit margins.

Financial Condition

     For the three months ended June 27, 1998, stockholders' equity increased as compared to the preceding quarter ended March 28, 1998, primarily as a result of increases in net income.

     At June 27, 1998, the Company had approximately $2,726,000 in working capital and a current ratio of 18.4-to-1, as compared to working capital of approximately $2,820,000 and a current ratio of 40.2-to-1 at March 28, 1998.

     At June 27, 1998, the Company's cash and cash equivalents totaled approximately $2,536,000. In addition, accounts receivable totaled approximately $115,000. The Company used approximately $9,000 in cash from operating and investing activities during the three month period ended June 27, 1998, primarily as a result of increases in accounts receivable and inventories as well as costs related to the Agreement and Plan of Reorganization, dated April 22, 1998, by and among the Company and other entities.

     Depreciation expense was approximately $2,000 for the three months ended June 27, 1998. Net fixed assets were approximately the same on March 28, 1998 and June 27, 1998. The lack of change in net fixed assets is attributable to the purchase of equipment offsetting the accumulated depreciation.

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

     Operating cash flow combined with available cash and cash equivalents are currently expected to be sufficient in amount to provide resources to the Company's working capital needs during fiscal year 1999*.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

None.

ITEM 2 - Changes in Securities

None.


ITEM 3 - Defaults upon Senior Securities

None.


ITEM 4 - Submission of Matters to a Vote of Security Holders

None.


ITEM 5 - Other Information

On July 14, 1998, the Company entered into an Agreement for Sale and Purchase of Property with L.J. Development Group, Inc. for the sale of the Company's real property located on Phillips Highway in Jacksonville, Florida (the "Land Agreement"). The total purchase price is $4.00 per net square foot of the approximately 10.6 acres, less any property subsequently determined to be "Jurisdictional Lands" as defined in the Land Agreement. The closing of the sale is subject to several terms and conditions as provided in the Land Agreement.

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

        *10.26    Agreement and Plan of Reorganization by and among Intrepid Capital Corporation, the Company,
                  Freedom Holdings of Alabama, Inc., Institutional Asset Management, Inc., IAM Merger Sub, Inc.
                  Capital Research Corporation, and CRC Merger Sub, Inc. dated as of April 22, 1998.  Exhibit 2 to the Report on Form 8-K, dated April 23, 1998, is incorporated herein by reference
                  (Commission File No. 0-25528).

        27.0      Financial Data Schedule

        * Exhibits incorporated by reference.

(b)     Reports on Form 8K filed during the period:


        On April 23, 1998, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. In this Form 8-K, the Company disclosed, pursuant to Item 5, that the Company had entered into an Agreement and Plan of Reorganization, dated as of April 22, 1998, by and among Enviroq Corporation, Institutional Asset Management,
        Inc., Capital Research Corporation, Intrepid Capital Corporation and certain other entities.





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


                                                ENVIROQ CORPORATION



Date: August 11, 1998                  By:  /s/ William J. Long
                                            ----------------------------------
                                                William J. Long, President
                                                and Chief Executive Officer
                                                (Principal Financial and
                                                Accounting Officer)