Form 10KSB40/A
period 1998-03-28
ENVIROQ CORP /DE/
filed 1998-09-09
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB/A-1
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

         State issuer's revenues for its most recent fiscal year: $1,304,357

         As of June 4, 1998, the Registrant had issued 1,009,377 shares of Common Stock, par value $0.01.

         Transitional Small Business Disclosure Format YES     NO  X
                                                           ---    ---

                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

                  BUSINESS DEVELOPMENT: HISTORY.

                  Enviroq Corporation, a Delaware corporation (the "Company"), was incorporated on February 9, 1995. At the time of its incorporation, the Company was a wholly-owned subsidiary of a Delaware corporation formerly named Enviroq Corporation ("Old Enviroq"). Prior to April 18, 1995, the Company was named New Enviroq Corporation ("New Enviroq"). On April 18, 1995, Old Enviroq distributed all of the issued and outstanding capital stock of New Enviroq to the holders of the common stock of Old Enviroq (the "Distribution"). Following the Distribution, the Company changed its name from New Enviroq Corporation to Enviroq Corporation. Also following the Distribution, Old Enviroq merged (the "Insituform Merger") with a subsidiary of Insituform Mid-America, Inc. ("IMA") and changed its name to Insituform Southeast, Inc. ("Insituform Southeast"). In a transaction subsequent to and unrelated to the Insituform Merger, IMA was acquired by Insituform Technologies, Inc.

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

                  Pursuant to the Insituform Merger, the Company and IMA entered into several related agreements which included the Subordinated Promissory Note (the "Note"), the Covenant Not to Compete Agreement (the "Covenant'), and the Consulting Agreement. On March 12, 1996, the Company and IMA executed an agreement (the "Settlement Agreement") to settle all claims and counterclaims made, or that could have been made, by the parties to related lawsuits between the parties with respect to several matters arising out of the Insituform Merger, including the Subordinated Promissory Note. The Company received $3,335,000 as payment in full under the Settlement Agreement, which includes the Note and the Consulting Agreement. In the Settlement Agreement, the parties, which included the Company, IMA, and Insituform Technologies, Inc., released each other, subject to limited exceptions, from all claims that the parties had or may have had or may have arising out of the Note, the Merger Agreement (including the Expense Deficit as defined in the Merger Agreement) and the related lawsuits. In the Settlement Agreement, the Company was not released from certain obligations under the related agreements including, without limitation, the Covenant.

                  RECENT DEVELOPMENTS

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

                                   ENVIROQ CORPORATION


Date: September 9, 1998               By: /s/ William J. Long
                                      -----------------------------------------
                                               William J. Long, President
                                               and Chief Executive Officer

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

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. Such costs were $5,170 (1998) and $22,798 (1997).

      LICENSES - Sprayroq licenses its technology for use within certain geographic regions. These licenses allow the licensee use of the proprietary technology within their territory and are subject to restrictions as specified in the individual agreements.

      REVENUE RECOGNITION - The Company recognises revenue on sales of materials upon shipment and on support services when the service is rendered. Revenue on licenses is recognized based on the terms of the agreement.

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

      During 1996, Enviroq elected to waive its right to all but $79,000 of future use of Synox's net operating loss carryforwards. At March 28, 1998, Synox had a remaining net operating loss carryforward of approximately $75,000 which, if not utilized, will expire in 2010. The Company also has a general business credit carryforward of approximately $9,000 at March 28, 1998, which will expire in March 2009, if not utilized.

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