Form 10QSB/A
period 1998-06-27
ENVIROQ CORP /DE/
filed 1998-09-10
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 FORM 10-QSB/A
 (Mark One)

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


ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------

                                                                           June 27,
                                                                             1998           March 28,
                                                                           Revised            1998
                                                                        -------------     --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $   2,536,387     $   2,545,100
   Accounts receivable (no allowance considered necessary)                    115,344            78,404
   License fees receivable                                                        930                 -
   Inventories                                                                173,393           168,184
   Notes Receivable                                                            13,459                 -
   Refundable Income Taxes                                                     37,622            63,470
   Prepaid expenses and other assets                                            5,495            36,884
                                                                        -------------     -------------
        Total current assets                                                2,882,630         2,892,042
                                                                        -------------     -------------

OTHER ASSETS:
   Employee notes receivable                                                   11,858            11,858
   Deferred Taxes                                                              10,040            10,650
                                                                        -------------     -------------
        Total other assets                                                     21,898            22,508
                                                                        -------------     -------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                       310,135           310,135
   Leasehold Improvements                                                       8,312                 -
   Operating equipment                                                         38,136            44,160
   Other equipment and vehicles                                                57,917            57,917
                                                                        -------------     -------------
                                                                              414,500           412,212
   Less accumulated depreciation                                              (55,174)          (53,279)
                                                                        -------------     -------------
       Property, plant and equipment, net                                     359,326           358,933
                                                                        -------------     -------------
TOTAL ASSETS                                                            $   3,263,855     $   3,273,483
                                                                        =============     =============


     See accompanying notes to consolidated condensed financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                            June 27,
                                                                              1998          March 28,
                                                                            Revised           1998
                                                                          -----------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                  $    65,037     $     46,733
   Salaries, wages and related taxes                                           20,264           25,203
   Income taxes payable                                                        71,617                -
                                                                          -----------     ------------
      Total current liabilities                                               156,918           71,936
                                                                          -----------     ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
   Common stock (par value $.01 per share)
   10,000,000 shares, authorized
   1,009,377 shares, issued and outstanding                                    10,094          10,094
   Additional paid-in capital                                               6,190,647       6,190,647
   Accumulated deficit                                                     (3,093,804)     (2,999,194)
                                                                          -----------     -----------
          Total stockholders' equity                                        3,106,937       3,201,547
                                                                          -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 3,263,855     $ 3,273,483
                                                                          ===========     ===========



     See accompanying notes to consolidated condensed financial statements

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (ALL PERIODS UNAUDITED)
-------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED
                                                        -----------------------------
                                                           JUNE 27,
                                                            1998             JUNE 28,
                                                           Revised            1997
REVENUES
   Net revenues from sales and support                  $   362,815      $   233,486
   Revenues from licenses                                         -           80,000
                                                        ------------     -----------
       Total Revenues                                       362,815          313,486

COST OF REVENUES                                            180,310          201,191
                                                        ------------     -----------

GROSS PROFIT                                                182,505          112,296
NON-RECURRING MERGER EXPENSES                              (127,670)
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                     175,413          176,806
                                                        ------------     -----------

LOSS FROM OPERATIONS                                       (120,578)         (64,511)

OTHER INCOME                                                 35,766           31,960
                                                        ------------     -----------

LOSS BEFORE INCOME TAXES                                    (84,812)         (32,550)

INCOME TAX EXPENSE (BENEFIT)                                 11,159           (4,883)
                                                        ------------     -----------

NET LOSS                                                $   (95,971)     $   (27,667)
                                                        ============     ===========

NET LOSS PER SHARE                                      $     (0.10)      $     (0.03)
                                                        ============     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                       1,009,377        1,009,377



     See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                    ---------------------------------
                                                                    JUNE 27, 1998       JUNE 28, 1997
                                                                       REVISED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $     (95,971)      $     (27,667)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                         1,895               2,618
       Changes in assets and liabilities provided (used) cash              87,651              82,202
                                                                    -------------       -------------
          Net cash provided by (used in) operating activities              (6,425)             52,270
                                                                    -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                              (2,288)                  -
                                                                    -------------       -------------
          Net cash used in investing activities                            (2,288)                 (0)
                                                                    -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES                                            -                   -


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        (8,713)             52,270
                                                                    -------------       -------------

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  2,545,100           2,379,613
                                                                    -------------       -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                 $   2,536,387       $   2,431,883
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


Note 4 - RESTATEMENT

The financial statements for the quarter ended June 27, 1998 have been restated to expense amounts which had been previously capitalized. In particular, approximately $127,000 in reorganization costs were expensed.


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

Non-Recurring Merger Expenses

     Expenses of $127,670 were incurred in connection with the Company's proposed merger.

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

Net Income (Loss)

     For the three months ended June 27, 1998, net loss was approximately $96,000, as compared to net loss of approximately $28,000 for the three months ended June 28, 1997. The larger net loss was the result of the $127,670 in non-recurring merger expenses, which were partially offset by increased revenues and improved gross profit margins.

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

YEAR 2000 ISSUE

     Management of the Company has made an assessment of the Year 2000 compliance status of the Company's computer hardware, computer network equipment, and computer software. With respect to computer systems utilized within the Company, management believes that all key systems are currently Year 2000 compliant and should not pose significant operational problems, either to the Company or to third parties. The Company relies on third party vendors for its key computer system components and, as a function of routine upgrades of such systems, has received assurance of Year 2000 compliance, consequently avoiding any expense directly related to Year 2000 compliance. In addition, the management of the Company expects to complete, by December 31, 1998, a survey with each key supplier and key customer to further assess the extent of Year 2000 problems for such companies and any potential impact upon the Company. At this time, the Company does not believe it is necessary to have a formal Year 2000 contingency plan in place. Although it is not possible to reasonably estimate the cost of compliance, based on management's assessment, the Company believes that the cost to resolve any third party issues will not have a material impact on earnings*.

     Despite these efforts, there can be no assurance that the systems of other companies, organizations or governmental agencies upon which the Company relies, will be addressed successfully or in a timely manner. While the Company has not identified any specific areas of risk, it is possible that Year 2000 problems, arising from sources beyond the control of the Company (including the systems of suppliers and customers), or from general market Year 2000 problems could result in a negative adverse impact on the Company and/or its operating results*.

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

        27.0      Restated Financial Data Schedule (for SEC use only)

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