Form 10KSB40/A
period 1998-03-28
ENVIROQ CORP /DE/
filed 1998-10-07
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB/A-2
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

                                   ENVIROQ CORPORATION


Date: October 7, 1998                 By: /s/ William J. Long
                                      -----------------------------------------
                                               William J. Long, President
                                               and Chief Executive Officer

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

Birmingham, Alabama
May 11, 1998                                    /s/ DELOITTE & TOUCHE LLP