Form 10QSB
period 1998-09-26
ENVIROQ CORP /DE/
filed 1998-11-10
CIK 937256

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)

   [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 26, 1998

   [ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number   0-25528
                       ---------

                              ENVIROQ CORPORATION
       (Exact name of small business issuer as specified in its charter)

                      Delaware                               59-3290346
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification No.)

           3918 Montclair Road, Suite 206
                Birmingham, Alabama                              35213
       ---------------------------------------                -----------
       (Address of principal executive offices)                (Zip Code)


                    Issuer's telephone number: (205)870-0588

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

                      ENVIROQ CORPORATION AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 26, 1998




                ITEM                                                      PAGE
                ----                                                      ----

CONSOLIDATED CONDENSED BALANCE SHEETS -
   SEPTEMBER 26, 1998 AND MARCH 28, 1998                                    3

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -
   THREE AND SIX MONTHS ENDED SEPTEMBER 26, 1998
   AND SEPTEMBER 27, 1997                                                   5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
   SIX MONTHS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997               6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                        7

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS                                               10

PART II - OTHER INFORMATION                                                13

SIGNATURES                                                                 15

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                          Sept. 26,         March 28,
                                                                            1998              1998
                                                                          ----------        ----------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $2,277,504        $2,545,100
   Accounts receivable (no allowance considered necessary)                   333,313            78,404
   License fees receivable                                                       930                 -
   Inventories                                                               115,264           168,184
   Notes receivable                                                           12,016                 -
   Refundable income taxes                                                    50,122            63,470
   Prepaid expenses and other assets                                          24,037            36,884
                                                                          ----------        ----------
      Total current assets                                                 2,813,186         2,892,042
                                                                          ==========        ==========

OTHER ASSETS:
   Employee notes receivable                                                   7,796            11,858
   Deferred taxes                                                             10,040            10,650
                                                                          ----------        ----------
      Total other assets                                                      17,836            22,508
                                                                          ==========        ==========

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                      310,135           310,135
   Leasehold improvements                                                      9,075                 -
   Operating equipment                                                        38,136            44,160
   Other equipment and vehicles                                               58,673            57,917
                                                                          ----------        ----------
                                                                             416,019           412,212
   Less accumulated depreciation                                             (56,994)          (53,279)
                                                                          ----------        ----------
      Property, plant and equipment, net                                     359,025           358,933
                                                                          ----------        ----------
TOTAL ASSETS                                                              $3,190,047        $3,273,483
                                                                          ==========        ==========

     See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                      SEPT. 26,       MARCH 28,
                                                       1996            1998
                                                      ----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses............  $  15,113       $   46,733
  Salaries, wages and related taxes................      6,793           25,203
  Income taxes payable.............................     46,824               --
                                                      --------       ----------
          Total current liabilities................     68,729           71,936
                                                      ---------      -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Common stock (par value $.01 per share),
authorized 10,000,000 shares, issued and
outstanding 1,009,377 shares........................        10,094        10,094
Additional paid-in capital..........................     6,190,647     6,190,647
Accumulated deficit.................................    (3,079,423)   (2,999,194)
                                                       ---------     -----------
Total stockholders' equity..........................     3,121,318     3,201,547
                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........   $ 3,190,047   $ 3,273,483
                                                       ===========   ===========

See accompanying notes to consolidated condensed financial statements.

ENVIROQ CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (ALL PERIODS UNAUDITED)

                                                Three Months Ended             Six Months Ended
                                             -------------------------     -------------------------
                                             Sept. 26,       Sept. 27      Sept. 28,       Sept. 27
                                                1998           1997           1998          1997

REVENUES
 Net revenues from sales and support         $  435,962     $  302,204     $  798,777     $  535,690
 Revenues from licenses                               -              -              -         80,000
                                             ----------     ----------     ----------     ----------
   Total Revenues                               435,962     $  302,204     $  798,777     $  615,690

COST OF REVENUES                                216,622        127,766        396,931        328,957
                                             ----------     ----------     ----------     ----------

GROSS PROFIT                                    219,340        174,438        401,846        286,733

NON-RECURRING MERGER EXPENSES                   (33,067)                     (160,737)             -

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                         182,461        181,132        357,874        357,938
                                             ----------     ----------     ----------     ----------

INCOME (LOST) FROM OPERATIONS                     3,813         (6,694)      (116,765)       (71,205)

OTHER INCOME                                     35,428         44,743         71,194         76,704
                                             ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                39,241         38,049        (45,571)         5,499

INCOME TAX EXPENSE (BENEFIT)                     23,500          6,530         34,659          1,647
                                             ----------     ----------     ----------     ----------

NET INCOME (LOSS)                            $   15,741     $   31,519     $  (80,230)    $    3,852
                                             ----------     ----------     ----------     ----------

BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE                                    $     0.02     $     0.03     $    (0.08)    $     0.00
                                             ----------     ----------     ----------     ----------

WEIGHTED AVERAGE SHARES
OUTSTANDING                                   1,009,377      1,009,377      1,009,377      1,009,377

See accompanying notes to consolidated condensed financial statements.

                              ENVIROQ CORPORATION

    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (ALL PERIODS UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                           -------------------------------
                                                           Sept. 28, 1998   Sept. 27, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $      (80,230)  $        3,852
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation                                                     3,715            3,717
   Changes in assets and liabilities used cash                   (187,274)         (62,663)
                                                           --------------   --------------
    Net cash used in operating activities                        (263,789)         (55,094)
                                                           --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                        (3,807)         (10,839)
                                                           --------------   --------------
    Net cash used in investing activities                          (3,807)         (10,839)
                                                           --------------   --------------

NET DECREASE IN CASH AND                                   --------------   --------------
 CASH EQUIVALENTS                                                (267,596)         (65,933)
                                                           --------------   --------------

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                            2,545,100        2,379,613

CASH AND CASH EQUIVALENTS                                  --------------   --------------
 AT END OF PERIOD                                          $    2,277,504   $    2,313,680
                                                           ==============   ==============

     See accompanying notes to consolidated condensed financial statements.

                              ENVIROQ CORPORATION


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- MANAGEMENT'S REPRESENTATION

Enviroq Corporation (the "Company") prepared the accompanying unaudited consolidated condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods.

The results of operations for the three months ended September 26, 1998 are not necessarily indicative of results for the full year ending March 27, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 28, 1998, as filed with the Securities and Exchange Commission.

NOTE 2 - GENERAL

A. COMPANY INFORMATION

    The Company was incorporated on February 9, 1995. Prior to April 18, 1995, the Company was named New Enviroq Corporation ("New Enviroq"). The Company was initially a wholly-owned subsidiary of a predecessor corporation which was named Enviroq Corporation ("Old Enviroq"). On April 18, 1995, Old Enviroq distributed all of the issued and outstanding capital stock of New Enviroq to the holders of the common stock of Old Enviroq (the "Distribution"). Following the Distribution, the Company changed its name from New Enviroq Corporation to Enviroq Corporation. Also following the Distribution, Old Enviroq merged with a subsidiary of Insituform Mid-America, Inc. ("IMA"), and changed its name to Insituform Southeast, Inc. ("Insituform Southeast").

The Company's executive office is located at 3918 Montclair Road, Suite 206, Birmingham, Alabama 35213, and its telephone number is (205) 870-0588. The Company's mailing address is P.O. Box 130062, Birmingham, Alabama 35213.

The Company's business principally includes the development, commercialization, formulation and marketing of spray-applied resinous products, and the treatment of municipal wastewater biosolids. The Company conducts its operations primarily through Sprayroq(R), Inc., a Florida corporation ("Sprayroq"), of which the Company owns 50% of the outstanding capital stock. Sprayroq's primary business includes the development, commercialization, manufacture and marketing of spray-applied resinous material. Synox(R) Corporation, a Delaware corporation and a wholly owned subsidiary of the Company ("Synox"), has been engaged in the research, development and marketing of a process for the treatment of municipal wastewater biosolids. To date, most of the revenue and operating income for the Company has resulted from the operations of Sprayroq. While the Company intends to maintain Synox as a subsidiary, management does not expect any significant revenues or other activity for the foreseeable future, and intends to minimize expenses*.


--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 15.

     B.   BASIS OF PRESENTATION

     Principles of Consolidation - These consolidated financial statements include the accounts of the Company and its subsidiaries, Synox and Sprayroq. All significant intercompany transactions are eliminated in these consolidated financial statements. Although the Company owns 50% of the outstanding capital stock of Sprayroq, management has determined that Enviroq controls Sprayroq, and all of the operating results of Sprayroq have been included, without discount or reduction. There is no recognition of the minority interest in this subsidiary because of its accumulated deficit position. For further information, refer to "Enviroq Consolidation of Accounts of Sprayroq" on page 12.

     C. INCOME (LOSS) PER SHARE

     Income (loss) per share was computed by dividing net income (loss) by the 1,009,377 shares of common stock outstanding as of September 26, 1998, considering these shares to be outstanding for all periods presented.

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

Pursuant to the merger agreement between Old Enviroq and Synox, the stockholders of Synox at the time of the merger received Old Enviroq shares valued at $672,000 in the aggregate. Synox stockholders also received rights to additional shares of Old Enviroq, dependent on the earnings of Synox, up to a maximum value of $2,017,000. In addition, the then existing obligations of Synox under promissory notes to certain shareholders ($767,376 at December 30, 1991, plus additional interest at 7.66%) shall become payable by Synox in cash only after such time as;

          (i)  all the contingent shares have been issued, and

          (ii) accumulated retained earnings are available for such payment. Interest shall become payable only to the extent of available net earnings.

-------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 15.

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

The Company and Replico Development Company, Inc. ("Replico") each own 50% of the outstanding capital stock of Sprayroq. Pursuant to the Stockholder Agreement dated as of March 25, 1992 between the Company (as successor to Old Enviroq), Sprayroq and Replico, the parties agreed to vote their respective shares to elect three directors designated by the Company and two directors designated by Replico. Since its inception, Sprayroq has obtained its operating funds primarily from the Company. Prior to October 15, 1996, the Company loaned funds to Sprayroq for working capital and other needs of Sprayroq. On October 15, 1996, the board of directors of Sprayroq voted to restructure and consolidate this debt with the Company, and on October 21, 1996 Sprayroq executed a Consolidated Note evidencing the restructured debt. As of September 26, 1998, the principal amount of the debt was approximately $479,000. The rate of interest on the debt is 7% per annum. Terms of the debt include amortization over a 30-year period, with the balance of the principal due, in the form of a "balloon" payment, on October 1, 2001.

NOTE 4 - PENDING MERGER

On April 22, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Institutional Asset Management, Inc. ("IAM"), a Florida corporation, Capital Research Corporation ("CRC"), a Florida corporation, Intrepid Capital corporation ("Intrepid Capital"), a newly formed Delaware corporation and a subsidiary of the Company, and three wholly owned subsidiaries of Intrepid Capital formed to effect the transactions contemplated in the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, including without limitation the approval of the stockholders of the Company, the Company will be merged into a wholly owned subsidiary of Intrepid Capital, which will occur simultaneously with similar mergers between wholly owned subsidiaries of Intrepid Capital and each of CRC and IAM. As a result of the simultaneous mergers, the Company, CRC, and IAM will become wholly owned subsidiaries of Intrepid Capital. On August 27, 1998, the Company, IAM, CRC and certain other entities entered into Amendment No. 1 to Agreement and Plan of Reorganization, pursuant to which the date before which the transaction referred to in the Merger Agreement must be consummated was extended from August 31, 1998 to October 31, 1998.

                                   * * * * *






--------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 15.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

     The Company generated revenues of approximately $436,000 for the three months ended September 26, 1998, representing an increase of approximately 44% as compared to approximately $302,000 for the three months ended September 27, 1997. Management attributes the increase in revenues for the three-month period primarily to an increase in orders for materials from Sprayroq's licensees.

     The Company generated revenues of approximately $799,000 for the six months ended September 26, 1998, representing an increase of approximately 49% as compared to approximately $536,000 for the six months ended September 27, 1997. Management attributes the increase in revenues for the six-month period primarily to an increase in orders for materials from Sprayroq's licensees.

Cost of Revenues/Gross Profit

     Costs of revenues were approximately $217,000 for the three months ended September 26, 1998, representing an increase of approximately 70% as compared to approximately $128,000 for the three months ended September 27, 1997. Cost of revenues for the three-month period increased primarily as a result of an increase in revenues resulting from orders for materials from Sprayroq's licensees.

     Cost of revenues was approximately $397,000 for the six months ended September 26, 1998, representing an increase of approximately 21% as compared to approximately $329,000 for the six months ended September 27, 1997. Cost of revenues for the six-month period increased primarily as a result of an increase in revenues resulting from orders for materials from Sprayroq's licensees.

     Gross profit margin was approximately 50% for the three months ended September 26, 1998, as compared to approximately 49% for the three months ended September 27, 1997. Gross profit margin was approximately 50% for the six months ended September 26, 1998, as compared to approximately 54% for the six months ended September 27, 1997.

Non-Recurring Merger Expenses

     The Company incurred expenses in connection with the Company's proposed merger of approximately $33,000 for the three months ended September 26, 1998, and approximately $161,000 for the six months ended September 26, 1998.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("S,G&A") for the three months ended September 26, 1998 were approximately $182,000, a increase of less than 1% as compared to approximately $181,000 for the three months ended September 27, 1997. S,G&A for the six months ended September 26, 1998 were approximately $358,000, essentially unchanged as compared to approximately $358,000 for the six months ended September 27, 1997.

Other Income

     Other income was approximately $35,000 for the three months ended September 26, 1998, as compared to approximately $45,000 for the three months ended September 27, 1997. Other income was approximately $71,000 for the six months ended September 26, 1998, as compared to approximately

-------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 15.

     $77,000 for the six months ended September 27, 1997. For the three month period and the six month period ended September 26, 1998, most of the other income resulted from interest income and accrued interest receivable by the Company from its bank cash deposits, money market accounts, and other investments.


Net Income (Loss)

     For the three months ended September 26, 1998, net income was approximately $16,000, as compared to net income of approximately $32,000 for the three months ended September 27, 1997. For the six months ended September 26, 1998, net loss was approximately $80,000, as compared to net income of approximately $4,000 for the six months ended September 27, 1997. The decrease in net income for the three months and the six months ended September 26, 1998 was primarily attributable to non-recurring expenses in connection with the Company's proposed merger, which offset increases in revenues and gross profit.

Financial Condition

     For the six months ended September 26, 1998, stockholders' equity decreased as compared to the six months ended September 27, 1997, primarily as a result of non-recurring expenses in connection with the Company's proposed merger, which offset increases in revenues and gross profit.

     At September 26, 1998, the Company had approximately $2,758,000 in working capital and a current ratio of 64.7-to-1, as compared to working capital of approximately $2,820,000 and a current ratio of 40.2-to-1 at March 28, 1998.

     At September 26, 1998, the Company's cash and cash equivalents totaled approximately $2,278,000. In addition, accounts receivable totaled approximately $333,000. The Company used approximately $268,000 in cash from operating and investing activities during the six month period ended September 26, 1998, primarily as a result of non-recurring expenses in connection with the Company's proposed merger.

     Depreciation expense was approximately $4,000 for the six months ended September 26, 1998. Net fixed assets was essentially unchanged between March 28, 1998 and September 26, 1998. This resulted from the purchase of equipment offsetting the accumulated depreciation.

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

Year 2000 Issue

     Management of the Company has made an assessment of the Year 2000 compliance status of the Company's computer hardware, computer network equipment, and computer software. With respect to computer systems utilized within the Company, management believes that all key systems are currently Year 2000 compliant and should not pose significant operational problems, either to the Company or to third parties. The Company relies on third party vendors for its key computer system components and, as

-------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 15.

     a function of routine upgrades of such systems, has received assurance of Year 2000 compliance, consequently avoiding any expense directly related to Year 2000 compliance. In addition, the management of the Company expects to complete, by December 31, 1998, a survey with each key supplier and key customer to further assess the extent of Year 2000 problems for such companies and any potential impact upon the Company. The Company will evaluate the necessity of a contingency plan after reviewing the results of the survey. Although it is not possible to reasonably estimate the cost of compliance, based on management's assessment, the Company believes that the cost to resolve any third party issues will not have a material impact on earnings*.

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

Enviroq Consolidation of Accounts of Sprayroq

     The Company has since the inception of Sprayroq consolidate the financial statements of Sprayroq with those of the Company for financial reporting purposes. The Company has done so because the Stockholder Agreement (the "Sprayroq Stockholder Agreement") between the Company, Sprayroq, and Replico Development Company, Inc. (the other 50% equity owner of Sprayroq) provides that during the time (the "Loan Period") for which debt remains outstanding from Sprayroq to the Company (which, at the current rate of earnings by Sprayroq, the Company estimates will not occur prior to the end of the fiscal year ending in March 2000), the Company will have certain rights with respect to Sprayroq, including, without limitation, (i) providing the management of Sprayroq; (ii) designating three of the five directors of Sprayroq; and (iii) voting (through a proxy from Replico) approximately 66% of the outstanding shares of Sprayroq. Because of these provisions, the Company has determined that it controls Sprayroq and accordingly has included in its consolidated financial reports the accounts of Sprayroq. The Company believes that generally accepted accounting principles permit the Company to continue such consolidation so long as the Company is deemed to be in control of Sprayroq. According to the Sprayroq Stockholder Agreement, following the Loan Period and until such time as Sprayroq accumulates an aggregate of $2,000,000 in retained earnings (after giving effect to dividends paid to its stockholders from such retained earnings), the Company will continue to have the right to vote approximately 55% of the shares of Sprayroq and will continue to have the right to designate three of the five directors of Sprayroq. Following the Loan Period, therefore, the Company will continue to vote a majority of the outstanding shares of Sprayroq and will be able to designate a majority of the five Sprayroq directors. Generally accepted accounting principles are unclear, however, regarding the ability of the Company to continue to consolidate the accounts of Sprayroq following the Loan Period because of the changes in the Company's rights under the Sprayroq Stockholder Agreement resulting from the repayment of such debt. While the Company expects to be able to consolidate the accounts of Sprayroq for the foreseeable future, there can be no assurance that the Company will be able to do so following the Loan Period. The Company is not able to determine the effect at this time on its financial statements were it to be unable to consolidate the financial statements of Sprayroq with its financial statements*.



-------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 15.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

None.

ITEM 2 - Changes in Securities

None.

ITEM 3 - Defaults upon Senior Securities

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

ITEM 5 - Other Information

On July 14, 1998, the Company entered into an Agreement for Sale and Purchase of Property with L.J. Development Group, Inc. for the sale of the Company's real property located on Phillips Highway in Jacksonville, Florida (the "Land Agreement"). As of November 2, 1998, the closing of this sale has not occurred and, in accordance with its terms, the Land Agreement has terminated.



------------------------------------------------------------------------------
*See Safe Harbor Statement on Page 15.

ITEM 6 -- Exhibits and Reports on Form 8-K

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

         *10.27 Amendment No. 1 to Agreement and Plan of Reorganization by and among the Company, Institutional Asset Management, Inc.,
                  Capital Research Corporation and certain other entities, dated as of August 27, 1998. Exhibit 2 to the Report on Form 8-K, dated August 27, 1998, is incorporated herein by reference
                  (Commission File No. 0-25528).

          27      Financial Data Schedule (for SEC use only).

* Exhibits incorporated by reference.

(b)      Reports on Form 8K filed during the period:

         August 28, 1998. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. In this Form 8-K, the Company disclosed, pursuant to Item 5, that the Company had executed Amendment No. 1 to Agreement and Plan of Reorganization, dated as of August 27, 1998, by and among the Company, Institutional Asset Management, Inc., Capital Research Corporation and certain other entities, pursuant to which the date before the transaction referred to in the Agreement and Plan of Reorganization must be consummated was extended from August 31, 1998 to October 31, 1998.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:


With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-QSB (including statements regarding trends in the industry and the business and growth and financing strategies of the Company), as well as those statements specifically designated with an asterisk (*), constitute forward-looking statements, contain the words "estimates," "projects," "intends," "believes," "anticipates," "expects," and words of similar import, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; industry trends, cyclicality and seasonality; litigation arising in the course of the Company's business; dependence on key personnel and favorable relationships with employees; relationships with and dependence on customers, and suppliers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successfully acquisitions or to assimilate the operations of any acquired businesses with those of the Company; and other assumptions, risks, uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENVIROQ CORPORATION

Date: November 10, 1998                By: /s/William J. Long
                                           ------------------
                                       William J. Long, President
                                       and Chief Executive Officer
                                       (Principal Financial and
                                       Accounting Officer)